Form 10-Q
period 2021-06-30
Golden Path Acquisition Corp
filed 2021-08-16
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

GOLDEN PATH ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-440519	n/a
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

100 Park Avenue, New York, New York 10017

(Address of principal executive offices)

917-267-4569

Registrant’s telephone number, including area code

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one ordinary share, par value $0.0001, one redeemable warrant to purchase one-half ordinary share and one right to acquire 1/10 of an ordinary share	GPCOU	The Nasdaq Stock Market LLC

Ordinary Share, Par value $0.0001	GPCO	The Nasdaq Stock Market LLC

Redeemable warrants, each warrant exercisable for one-half ordinary share	GPCOW	The Nasdaq Stock Market LLC

Rights, each to receive one-tenth (1/10) of one ordinary share	GPCOR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 12, 2021, there were 7,458,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on June 24, 2021 were separated on such date).

GOLDEN PATH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete a business combination;

●	pool of prospective target businesses;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

GOLDEN PATH ACQUISITION CORPORATION

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$509,568	$18,117
Cash held in escrow	9,000	-
Prepayments, deposit, and other receivables	1,669	-

Total current assets	520,237	18,117
Cash and investments held in trust account	58,075,002	-
Deferred offering costs	-	29,540

TOTAL ASSETS	$58,595,239	$47,657

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$26,966	$540
Promissory note – related party	-	50,000
Amount due to related party	27,931	36,784

Total current liabilities	54,897	87,324
Warrant liabilities	625,000	-
Deferred underwriting compensation	1,437,500	-

TOTAL LIABILITIES	2,117,397	87,324

Commitments and contingencies
Ordinary shares, subject to redemption 5,096,815 and 0 shares (at conversion value of $10.10 and $0 per share)	51,477,834	-

Shareholders’ Equity (Deficit):
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,361,185 and 10 shares issued and outstanding (excluding 5,096,815 and 0 shares subject to redemption)	236	-
Additional paid-in capital	5,239,430	-
Accumulated deficit	(239,658)	(39,667)

Total shareholders’ equity (deficit)	5,000,008	(39,667)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$58,595,239	$47,657

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Formation, general and administrative expenses	$(143,280)	$(4,805)	$(200,059)	$(4,891)

Total operating expenses	(143,280)	(4,805)	(200,059)	(4,891)

Other income
Dividend income	68	-	68	-

Total other income	68	-	68	-

Loss before income taxes	(143,212)	(4,805)	(199,991)	(4,891)

Income taxes	-	-	-	-

NET LOSS	(143,212)	(4,805)	(199,991)	(4,891)

Less: income attributable to ordinary shares subject to redemption	(51)	-	(51)	-

Net loss attributable to Golden Path Acquisition Corporation	(143,263)	(4,805)	(200,042)	(4,891)

Basic and diluted weighted average shares outstanding	1,929,236	10	2,121,546	10

Basic and diluted net loss per share	$(0.07)	$(480)	$(0.09)	$(489)

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2021
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of April 1, 2021	1,437,500	$144	$24,856	$(96,446)	$(71,446)

Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	270,500	27	2,704,973	-	2,705,000
Offering costs	-	-	(2,887,500)	-	(2,887,500)
Warrant liabilities	-	-	(625,000)	-	(625,000)
Initial classification of ordinary shares subject to possible redemption	(5,100,371)	(510)	(51,513,238)	-	(51,513,748)
Change in fair value of ordinary shares subject to possible redemption	3,556	-	35,914	-	35,914
Net loss	-	-	-	(143,212)	(143,212)

Balance as of June 30, 2021	2,361,185	$236	$5,239,430	$(239,658)	$5,000,008

	Three months ended June 30, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of April 1, 2020	10	$-	$-	$(7,486)	$(7,486)

Net loss for the period	-	-	-	(4,805)	(4,805)

Balance as of June 30, 2020	10	$-	$-	$(12,291)	$(12,291)

	Six months ended June 30, 2021
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2021	10	$-	-	$(39,667)	$(39,667)

Redemption of shares	(10)	-	-	-	-
Issuance of shares to the founders	1,437,500	144	24,856	-	25,000
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	270,500	27	2,704,973	-	2,705,000
Offering costs	-	-	(2,887,500)	-	(2,887,500)
Warrant liabilities	-	-	(625,000)	-	(625,000)
Initial classification of ordinary shares subject to possible redemption	(5,100,371)	(510)	(51,513,238)	-	(51,513,748)
Change in fair value of ordinary shares subject to possible redemption	3,556	-	35,914	-	35,914
Net loss	-	-	-	(199,991)	(199,991)

Balance as of June 30, 2021	2,361,185	$236	$5,239,430	$(239,658)	$5,000,008

	Six months ended June 30, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of January 1, 2020	10	$-	-	$(7,400)	$(7,400)

Net loss for the period	-	-	-	(4,891)	(4,891)

Balance as of June 30, 2020	10	$-	$-	$(12,291)	$(12,291)

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended
	2021	2020

Cash flow from operating activities
Net loss	$(199,991)	$(4,891)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in cash and investments held in trust account	(68)	-
Change in operating assets and liabilities:
Increase in prepayments, deposit, and other receivables	(1,601)	-
Increase in accrued liabilities	26,966	-

Net cash used in operating activities	(174,694)	(4,891)

Cash flows from investing activities
Proceeds deposited in Trust Account	(58,075,002)	-

Net cash used in investing activities	(58,075,002)	-

Cash flows from financing activities
Increase in cash held in escrow	(9,000)	-
Proceeds from issuance of shares to founders	25,000	-
Proceeds from public offering	57,500,000	-
Proceeds from private placements to a related party	2,705,000	-
Payment of offering costs	(1,421,000)	-
Repayment of promissory note	(50,000)	-
(Repayment to) advances from a related party	(8,853)	4,878

Net cash provided by financing activities	58,741,147	4,878

NET CHANGE IN CASH AND CASH EQUIVALENT	491,451	(13)

Cash and cash equivalent, beginning of period	18,117	100

Cash and cash equivalent, end of period	$509,568	$87

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$51,513,748	$-
Change in fair value of ordinary shares subject to possible redemption	$35,914	$-
Accrued underwriting compensation	$1,437,500	$-

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Golden Path Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on May 9, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asian market. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering as described below. The Company will not generate any operating revenues until after the completion of a Business Combination at the earliest. The Company will generate non-operating income in the form of dividend income from investing the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 21, 2021. On June 24, 2021, the Company consummated the Initial Public Offering of 5,750,000 ordinary units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 750,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 270,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Greenland Asset Management Corporation (the “Sponsor”), generating gross proceeds of $2,705,000, which is described in Note 5.

Transaction costs amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at June 30, 2021, cash of $509,568 and cash held in escrow of $9,000 were held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

Trust Account

Upon the closing of the Initial Public Offering and the private placement, $58,075,002 was placed in a trust account (the “Trust Account”) with Wilmington Trust, National Association acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an Initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “shareholders”) and the underwriters will agree (a) to vote their Founder Shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Liquidation

The Company will have until June 23, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $191,667 (approximately $0.033 per Public Share), up to an aggregate of $1,725,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if we compete a business combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.10 per share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants.

The Company’s management evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. The Company’s Private Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. As a result, the only Private Warrants shall be classified as liabilities and the Public Warrants shall be classified as equity and the Company reevaluated the accounting treatment of the 5,750,000 warrants that were issued to the Company’s sponsor in an initial public offering (“Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain transfer provisions precludes the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Revised
Balance sheet as of June 24, 2021
Warrant Liabilities	$8,616,000	$(7,991,000)	$625,000
Total Liabilities	10,071,000	(7,991,000)	2,080,000
Ordinary Shares Subject to Possible Redemption	43,522,748	7,990,998	51,513,746
Ordinary Shares	315	(79)	236
Additional Paid-in Capital	5,203,437	80	5,203,517
Total Shareholders’ equity	5,000,004	1	5,000,005

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements are presented in U.S. dollars have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes for the fiscal year ended December 31, 2020 thereto included in the Company’s Form S-1 Amendment No. 2, filed with the SEC on June 11, 2021.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results may differ from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

●	Cash and investments held in trust account

At June 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $58,075,002 in United States Treasury Bills.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

●	Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

●	Warrant liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Binomial model and the fair value of the Private Warrants was estimated using a Black-Scholes model (see Note 9).

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 5,096,815 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

●	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Fair value of financial instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended June 30, 2021 and 2020.

The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsors. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $58,075,002 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2021 is as follows:

	Carrying Value as of June 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2021 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,002	$-	$58,075,002

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 — INITIAL PUBLIC OFFERING

On June 24, 2021, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one right (the “Public Rights”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of an ordinary share at an exercise price of $11.50 per whole share (see Note 7).

The Company paid an upfront underwriting discount of $1,150,000, equal to 2% of the gross offering proceeds to the underwriter at the closing of the Initial Public Offering, with an additional fee of $1,437,500 (the “Deferred Underwriting Discount”) or 2.5% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Underwriting Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Underwriting Discount. The underwriter is not entitled to any interest accrued on the Deferred Underwriting Discount.

NOTE 6 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 270,500 Private Units at $10.00 per unit, purchased by the sponsor.

The Private Units are identical to the units sold in the Initial Public Offering except that the warrants included in the Private Units (the “Private Warrants”) are non-redeemable and may be exercised on a cashless basis so long as the Private Warrants continue to be held by the initial purchasers of the Placement Units or their permitted transferees.

NOTE 7 – RELATED PARTY TRANSACTIONS

Founder Shares

In May 2018, the Company issued one ordinary share to the Sponsor for no consideration. In January 2021, the Company effected a 10 for 1 share split, resulting in an aggregate of 10 ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share split. On January 6, 2021, the Sponsor purchased an aggregate of 1,150,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On March 26, 2021, the Company issued an additional 287,500 founder shares to the Sponsor in connection with a recapitalization.

The founders and our officers and directors have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Administrative Services Agreement

An affiliate of the Sponsor agreed, commencing on June 24, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services.

Related Party Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extensions Loan

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $191,667 (approximately $0.033 per Public Share), up to an aggregate of $1,725,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor, Greenland Asset Management Corporation.

As of June 30, 2021 and December 31, 2020, the Company owed a balance of $27,931 and $36,784 to Greenland Asset Management Corporation.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 – SHAREHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share.

In January 2021, the Company effected a 10 for 1 share split, resulting in an aggregate of 10 ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share split.

On January 6, 2021, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash.

On March 26, 2021, the Company issued an additional 287,500 founder shares to the Sponsor in connection with a recapitalization.

On June 24, 2021, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the Initial Public Offering.

Simultaneously on June 24, 2021, the Company issued 270,500 ordinary shares under the private placement of 270,500 private units at $10 per unit, to the Sponsor.

As of June 30, 2021 and December 31, 2020, 2,361,185 and 10 ordinary shares issued and outstanding excluding 5,096,815 and 0 shares are subject to possible conversion.

Rights

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in Form S-1 Amendment No. 2 filed on June 11, 2021. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

No public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. It is the Company’s current intention to have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares in effect promptly following consummation of an initial business combination.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 60 days, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,075,002	$58,075,002	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$625,000	$-	$-	$625,000

*       included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets.

The Company established the initial fair value for the private warrants at $625,000 on June 24, 2021, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	June 30, 2021	June 24, 2021 (Initial measurement)
Input
Share price	$10.00	$10.00
Risk-free interest rate	0.90%	0.90%
Volatility	58.40%	58.40%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2021, the aggregate value of the private warrants was $0.625 million and there was immaterial change in fair value from June 24, 2021 to June 30, 2021.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3. Level 3 financial liabilities consist of the Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on June 24, 2021 the holders of the Founder Shares, Private Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,437,500, of which the Company will have the right to pay up to 40% of such amount to other advisors retained by the Company to assist it in connection with a Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report on form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Golden Path Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Greenland Asset Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Background and Overview

Prior to completion of its initial public offering on June 24, 2021, Golden Path Acquisition Corporation, a Cayman Islands exempt company (the “Company”), was a private company incorporated on May 9, 2018. Golden Path is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region, although we intend to focus on businesses that have a connection to the Asian market. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than completing our initial public offering and since its completion the active solicitation of a target business with which to complete a business combination. Prior to our initial public offering as described below, we had relied upon the sale of our securities to our Sponsor and loans from our Sponsor to fund our operations.

On June 21, 2021, the Company’s registration statement (File No. 333-255297) (the “Registration Statement”) relating to the initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission.

On June 24, 2021, the Company consummated the IPO of 5,000,000 units (the “Units”). In addition, the underwriters exercised in full the over-allotment option for an additional 750,000 Units, resulting in the issuance and sale of an aggregate of 5,750,000 Units. Each Unit consists of one ordinary share, par value $0.0001 per ordinary share (“Share”), one redeemable warrant (“Warrant”) entitling its holder to purchase one-half of one Share at a price of $11.50 per Share, and one right to receive one-tenth (1/10) of one Share upon the consummation of the Company’s initial business combination.

Simultaneously with the closing of the IPO, the Company consummated a private placement exempt from registration under the Securities Act of 1933, as amended (“Private Placement”) with its sponsor, Greenland Asset Management Corporation, a British Virgin Islands company (“Sponsor”) for the purchase of 270,500 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,705,000, pursuant to the Private Placement Unit Purchase Agreement dated June 17, 2021.

The Sponsor had previously advanced expenses or loaned the Company the sum of $453,364, evidenced in part by a note dated as of December 19, 2020 which loan was payable upon the earlier of completion of the IPO or December 31, 2021. In connection with the completion of the IPO, the note was repaid in full via an offset of certain amounts due under the Private Placement subscription.

As of June 24, 2021, an aggregate total of $58,075,000 of the net proceeds from the IPO and the Private Placement Unit Purchase Agreement transaction completed with the Sponsor (as described in Item 3.02 below), Greenland Asset Management Corporation, a British Virgin Islands company, were deposited in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders, established with Wilmington Trust, National Association acting as trustee.

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at June 30, 2021, cash of $509,568 and cash held in escrow of $9,000 were held outside of the Trust Account established at the time of our IPO and is available for the payment of offering costs and for working capital purposes. An audited balance sheet as of June 24, 2021 reflecting receipt of the proceeds received by the Company in connection with the consummation of the IPO and the Private Placement Unit Purchase Agreement was previously filed by the Company on a Current Report on Form 8-K filed by the Company on June 30, 2021.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

We will have until 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us, Wilmington Trust National Association and Vstock Transfer LLC on the closing of our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $166,667, or $191,667 if the underwriters’ over-allotment option is exercised in full (approximately $0.033 per public share in either case), up to an aggregate of $1,500,000 (or $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per public share (for an aggregate of 9 months), on or prior to the date of the applicable deadline, for each extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

Results of Operations

From our incorporation until late 2020 we were essentially dormant. In late 2020, we commenced preparing for the initial public offering which was completed in June, 2021. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with our efforts to source a business combination. We expect our expenses to increase substantially after the June 30th period.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than completing our initial public offering and since its completion the active solicitation of a target business with which to complete a business combination. For the three months ended June 30, 2021 and 2020, we incurred $143,280 and $4,805 in formation, general and administrative expenses, respectively. For the six months ended June 30, 2021 and 2020, we incurred $200,059 and $4,891 in formation, general and administrative expenses, respectively. For the three months ended June 30, 2021 and 2020, we had net losses of $143,212 and $4,805, respectively and net losses of $199,991 and $4,891 for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021, we had net losses of $0.07 and $0.09 per share, respectively.

Liquidity and Capital Resources

As of June 24, 2021, an aggregate total of $58,075,000 of the net proceeds from the IPO and the Private Placement Unit Purchase Agreement transaction completed with the Sponsor (as described in Item 3.02 below), Greenland Asset Management Corporation, a British Virgin Islands company, were deposited in a trust account established for the benefit of the Company’s public shareholders, established with Wilmington Trust, National Association acting as trustee.

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at June 30, 2021, cash of $509,568 and cash held in escrow of $9,000 were held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination

At the present time, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business which is solely to source a potential business combination target. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our Sponsor or members of our management team, but neither the Sponsor nor members of our management team are under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial Sponsor, officers and directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of June 30, 2021 we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

Cash and Investments

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

Warrant Related Accounting Policies

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Certain terms and conditions of the public warrants and private warrants result in the classification of these financial instruments as a liability as opposed to equity. The classification of these financial instruments as a liability results in the application of derivative liability accounting, which entails a quarterly valuation of these liabilities with any change in value required to be reflected in our quarterly and annual financial statements. The determination by us to classify the public warrants and private warrants as a liability results in us having to incur significant expense in valuing such liabilities on a quarterly and annual basis, and the resulting liability is and will be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination.

Ordinary Shares as Temporary Equity

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 5,096,815 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control , are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as a result of our revision of our balance sheet as of June 24, 2021 to reclassify our public warrants as equity.

Revision of Previously Issued Financial Statements

On June 30, 2021, we revised our prior position on accounting for public warrants and concluded that our public warrants as of June 24, 2021 should be reclassified as equity because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 25, 2021 other than as stated below.

Item 2. Unregistered Sales of Equity Securities.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with its sponsor, Greenland Asset Management Corporation, a British Virgin Islands company (“Sponsor”) for the purchase of 270,500 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,705,000, pursuant to the Private Placement Unit Purchase Agreement dated June 17, 2021, a form of which was filed as an exhibit to the Registration Statement as Exhibit 10.5 to the Registration Statement as filed with the Commission and an executed copy of which is annexed hereto as Exhibit 10.4.

The Sponsor has previously advanced expenses or loaned the Company the sum of $453,364, evidenced in part by a note dated as of December 19, 2020 (as previously filed as Exhibit 10.1 to the Registration Statement) which loan was payable upon the earlier of completion of the IPO or December 31, 2021. In connection with the completion of the IPO, the note was repaid in full.

Each Private Unit purchased by the Sponsor consists of one Shares, one right to receive one-tenth (1/10) of a Share upon the consummation of a business combination and one private placement warrant exercisable to purchase one-half of one Share at a price of $11.50 per whole share.

The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the original Shares (1,437,500 Ordinary Shares) acquired by it. The Sponsor, as holder of the 1,437,500 ordinary shares and the Private Units, and units that may be issued on conversion of working capital loans which may be obtained by the Company in the future (and any securities underlying the private placement units and the working capital loans) will be entitled to registration rights pursuant to the registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for resale under the Securities Act of 1933, as amended. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated June 21, 2021, by and between the Registrant and Ladenburg Thalmann & Co., Inc., as representative of the underwriters
4.1(1)	Warrant Agreement, dated June 21, 2021, by and between Vstock Transfer LLC and the Registrant
4.2(1)	Rights Agreement, dated June 21, 2021, by and between Vstock Transfer LLC and the Registrant
10.1(1)	Insider Letter Agreement, dated June 21, 2021, by and between the Registrant, Ladenburg Thalmann & Co., Inc. and each of the initial stockholders, officers and directors of the Registrant
10.2(1)	Investment Management Trust Agreement, dated June 21, 2021, by and between Wilmington Trust, National Association and the Registrant.
10.3(1)	Registration Rights Agreement, dated June 21, 2021, by and between the Registrant and the Sponsor, Greenland Asset Management Corporation, a British Virgin Islands company
10.4(1)	Private Placement Unit Subscription dated as of June 16, 2022 Golden Path Acquisition Corporation and Greenland Asset Management Corporation,
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	filed as an exhibit to the Report on form 8-K filed with the Securities and Exchange Commission of June 24, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2021	GOLDEN PATH ACQUISITION CORPORATION

	By:	/s/ Shaosen Cheng
Shaosen Cheng
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Teddy Zheng
Teddy Zheng
Chief Financial Officer and Principal Accounting Officer

