Form 10-Q
period 2021-09-30
Golden Path Acquisition Corp
filed 2021-11-15
CIK 1841209

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(MARK ONE)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 15, 2021, there were 7,458,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on June 24, 2021 were separated on such date).

GOLDEN PATH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

ii

GOLDEN PATH ACQUISITION CORPORATION

GOLDEN PATH ACQUISITION CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$35,878	$18,117
Prepayments, deposit, and other receivables	145,741	-

Total current assets	181,619	18,117
Cash and investments held in trust account	58,075,962	-
Deferred offering costs	-	29,540

TOTAL ASSETS	$58,257,581	$47,657

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$37,500	$540
Promissory note – related party	-	50,000
Amount due to related party	74,740	36,784

Total current liabilities	112,240	87,324

Warrant liabilities	624,000	-
Deferred underwriting compensation	1,437,500	-

TOTAL LIABILITIES	2,173,740	87,324

Commitments and contingencies
Ordinary shares, subject to possible redemption 5,750,000 and 0 shares (at conversion value of $10.10 and $0 per share)	58,075,000	-

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,708,000 and 10 shares issued and outstanding (excluding 5,750,000 and 0 shares subject to possible redemption)	171	-
Additional paid-in capital	-	-
Accumulated other comprehensive income	291
Accumulated deficits	(1,991,621)	(39,667)

Total shareholders’ deficit	(1,991,159)	(39,667)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,257,581	$47,657

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Formation, general and administrative expenses	$(395,892)	$(4,896)	$(595,952)	$(9,787)

Total operating expenses	(395,892)	(4,896)	(595,952)	(9,787)

Other income
Change in fair value of warrant liabilities	1,000	-	1,000	-
Dividend income	601	-	669	-

Total other income	1,601	-	1,669	-

Loss before income taxes	(394,291)	(4,896)	(594,283)	(9,787)

Income taxes	-	-	-	-

NET LOSS	(394,291)	(4,896)	(594,283)	(9,787)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	10	2,071,691	10

Basic and diluted net loss per share, common stock subject to possible redemption	$(0.05)	$(490)	$0.78	$(979)

Basic and diluted weighted average shares outstanding, common stock attributable to Golden Path Acquisition Corporation	1,708,000	10	1,534,960	10

Basic and diluted net loss per share, common stock attributable to Golden Path Acquisition Corporation	$(0.05)	$(490)	$(1.44)	$(979)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit

Balance as of June 30, 2021	1,708,000	$171	$-	$-	$(1,597,330)	$(1,597,159)

Unrealized holding gain on available-for-sales securities	-	-	-	291	-	291
Net loss for the period	-	-	-	-	(394,291)	(394,291)

Balance as of September 30, 2021	1,708,000	$171	$-	$291	$(1,991,621)	$(1,991,159)

	Three months ended September 30, 2020
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of June 30, 2020	10	$-	$-	$-	$(12,291)	$(12,291)

Net loss for the period	-	-	-	-	(4,896)	(4,896)

Balance as of September 30, 2020	10	$-	$-	$-	$(17,187)	$(17,187)

	Nine months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2021	10	$-	$-	$-	$(39,667)	$(39,667)

Redemption of shares	(10)	-	-	-	-	-
Issuance of shares to the founders	1,437,500	144	24,856	-	-	25,000
Sale of units in initial public offering	5,750,000	575	57,499,425	-	-	57,500,000
Sale of units to the founder in private placement	270,500	27	2,704,973	-	-	2,705,000
Offering costs	-	-	(2,887,500)	-	-	(2,887,500)
Warrant liabilities	-	-	(625,000)	-	-	(625,000)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(55,510,464)	-	-	(55,511,039)
Allocation of offering costs to common stock subject to redemption	-	-	2,787,620	-	-	2,787,620
Accretion of carrying value to redemption value	-	-	(3,993,910)	-	(1,357,671)	(5,351,581)
Unrealized holding gain on available-for-sales securities	-	-	-	291	-	291
Net loss for the period	-	-	-	-	(594,283)	(594,283)

Balance as of September 30, 2021	1,708,000	$171	$-	$291	$(1,991,621)	$(1,991,159)

	Nine months ended September 30, 2020
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2020	10	$-	$-	$-	$(7,400)	$(7,400)

Net loss for the period	-	-	-	-	(9,787)	(9,787)

Balance as of September 30, 2020	10	$-	$-	$-	$(17,187)	$(17,187)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(594,283)	$(9,787)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(1,000)	-
Change in operating assets and liabilities:
Increase in prepayments, deposit, and other receivables	(145,741)	-
Increase in accrued liabilities	37,500	-
Net cash used in operating activities	(703,524)	(9,787)

Cash flows from investing activities
Proceeds deposited in Trust Account	(58,075,671)	-

Net cash used in investing activities	(58,075,671)	-

Cash flows from financing activities
Proceeds from issuance of shares to founders	25,000	-
Proceeds from public offering	57,500,000	-
Proceeds from private placements to a related party	2,705,000	-
Payment of offering costs	(1,421,000)	-
Repayment of promissory note	(50,000)	-
Advances from a related party	37,956	9,845
Net cash provided by financing activities	58,796,956	9,845

NET CHANGE IN CASH AND CASH EQUIVALENT	17,761	58

Cash and cash equivalent, beginning of period	18,117	100

Cash and cash equivalent, end of period	$35,878	$158

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$55,511,039	$-
Allocation of offering costs to common stock subject to redemption	$2,787,620	$-
Accretion of carrying value to redemption value	$5,351,581	$-
Initial recognition of warrant liabilities	$625,000	$-
Accrued underwriting compensation	$1,437,500	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Golden Path Acquisition Corporation (“Golden Path” or the “Company”) is a blank check company incorporated in the Cayman Islands on May 9, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”).

Golden Path Merger Sub Corporation (“Merger Sub”) is a company incorporated in the Cayman Islands for the purpose of effecting the Business Combination and to serve as the vehicle for, and be subsumed by, MC Hologram Inc. (“MC”), pursuant to the Merger with MC Hologram Inc. Merger Sub is wholly owned by Golden Path and conducts no activities.

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asian market. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering completed on June 24, 2021 and in connection with the negotiation and consummation of a business combination with MC Hologram Inc. as described below. The Company generates non-operating income in the form of dividend income from investing the proceeds derived from the initial public offering and private placement completed on June 24, 2021. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at September 30, 2021, cash of $35,878 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

Trust Account

Upon the closing of the Initial Public Offering and the private placement, $58,075,962 was placed in a trust account (the “Trust Account”) with Wilmington Trust, National Association acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 10, 2021, Golden Path entered into a merger agreement (the “Merger Agreement”), which provides for a Business Combination between Golden Path and MC Hologram Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Golden Path, Merger Sub, and MC, a Cayman Islands limited liability company as the representative of MC’s stockholders. The aggregate consideration for the Acquisition Merger is $450,000,000, payable in the form of 44,554,455 newly issued shares of common stock of Merger Sub (“Merger Sub Common Stock”) valued at $10.10 per share.

Upon the closing of the Business Combination, the former Golden Path shareholders will receive the consideration specified below and the former MC stockholders will receive an aggregate of 44,554,455 shares of Merger Sub Common Stock.

Liquidation

The Company will have until June 23, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months (including the proposed merger with MC Hologram Inc,), the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $191,667 (approximately $0.033 per Public Share), up to an aggregate of $1,725,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to us from our sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if we compete a business combination.

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In addition, in preparation of the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its condensed consolidated financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, Materiality (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously	Adjustment	Adjustments	As
	Reported	#1	#2	Revised
Balance sheet as of June 24, 2021
Warrant liabilities	8,616,000	(7,991,000)	-	625,000
Total liabilities	10,071,000	(7,991,000)	-	2,080,000
Ordinary Shares Subject to Possible Redemption	43,522,748	7,990,998	6,561,254	58,075,000
Ordinary Shares	315	(79)	(65)	171
Additional Paid-in Capital	5,203,437	80	(5,203,517)	-
Accumulated deficit	(203,748)	-	(1,357,671)	(1,561,419)
Total shareholders’ (deficit) equity	5,000,004	1	(6,561,254)	(1,561,248)

Balance sheet as of June 30, 2021
Ordinary Shares Subject to Possible Redemption	51,477,834		6,597,166	58,075,000
Ordinary Shares	236		(65)	171
Additional Paid-in Capital	5,239,430		(5,239,430)	-
Accumulated deficit	(239,658)		(1,357,671)	(1,597,329)
Total shareholders’ (deficit) equity	5,000,008		(6,597,166)	(1,597,158)

Adjustment #1 refer to Public warrant reclassify from warrant liabilities to equity component.

Adjustment #2 refer to classify all common stock as temporary equity.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes for the fiscal year ended December 31, 2020 thereto included in the Company’s Form S-1 Amendment No. 2, filed with the SEC on June 11, 2021.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

●	Cash and investments held in trust account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $58,075,962 in United States Treasury Bills.

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for its outstanding Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F. Management has determined that under the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. Management has further determined that its Public Warrants qualify for equity treatment. Warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

●	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

●	Fair value of financial instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended September 30, 2021.

The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,454,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed consolidated statement of operations is based on the following:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Net loss	$(394,292)	$(594,283)
Accretion of carrying value to redemption value	-	(5,351,581)
Net loss including accretion of carrying value to redemption value	$(394,292)	$(5,945,864)

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock

Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(303,992)	$(90,299)	$(3,415,355)	$(2,530,509)
Accretion of carrying value to redemption value	-	-	5,351,581	-
Allocation of net (loss) income	$(303,992)	$(90,299)	$1,936,226	$(2,530,509)
Denominators:
Weighted-average shares outstanding	5,750,000	1,708,000	2,071,691	1,534,960
Basic and diluted net (loss) income per share	$(0.05)	$(0.05)	$0.93	$(1.65)

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Related parties

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

NOTE 4 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $58,075,962 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 and December 31, 2020 is as follows:

	Carrying Value as of September 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2021 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,962	$-	$58,075,962

NOTE 5 — PUBLIC OFFERING

On June 24, 2021, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one right (the “Public Rights”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of an ordinary share at an exercise price of $11.50 per whole share (see Note 8).

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021 and December 31, 2020, the Company owed a balance of $74,740 and $36,784 to Greenland Asset Management Corporation.

NOTE 8 – SHAREHOLDER’S DEFICIT

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

As of September 30, 2021 and December 31, 2020, 1,708,000 and 10 ordinary shares issued and outstanding excluding 5,750,000 and 0 shares are subject to possible conversion.

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 – WARRANT LIABILITIES

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

The Company may call its warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,075,962	$58,075,962	$-	$-

Liabilities:
Warrant liabilities – Private Warrant	$624,000	$-	$-	$624,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2021	June 24, 2021 (Initial measurement)
Input
Share price	$9.91	$10.00
Risk-free interest rate	0.98%	0.90%
Volatility	59.10%	58.40%
Exercise price	$11.50	$11.50
Warrant life	5 years	5 years

As of September 30, 2021, the aggregate value of the warrants was $0.625 million. The change in fair value from June 24, 2021 to September 30, 2021 was approximately $1,000.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date was the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at September 30, 2021, cash of $35,878 were held outside of the Trust Account established at the time of our IPO and is available for the payment of offering costs and for working capital purposes. An audited balance sheet as of June 24, 2021 reflecting receipt of the proceeds received by the Company in connection with the consummation of the IPO and the Private Placement Unit Purchase Agreement was previously filed by the Company on a Current Report on Form 8-K filed by the Company on June 30, 2021.

On September 10, 2021, Golden Path entered into a merger agreement (the “Merger Agreement”), which provides for a Business Combination between Golden Path and MC Hologram Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Golden Path, Merger Sub, and MC Hologram Inc., a Cayman Islands limited liability company. The aggregate consideration for the is $450,000,000, payable in the form of 44,554,455 newly issued ordinary shares of the Company valued at $10.10 per share.

Upon the closing of the Business Combination, the former MC stockholders will receive an aggregate of 44,554,455 shares of the Company’s Ordinary Shares.

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

We will have until 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months (including the proposed combination with MC Hologram), we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to nine times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us, Wilmington Trust National Association and Vstock Transfer LLC on the closing of our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $166,667, or $191,667 if the underwriters’ over-allotment option is exercised in full (approximately $0.033 per public share in either case), up to an aggregate of $1,500,000 (or $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per public share (for an aggregate of 9 months), on or prior to the date of the applicable deadline, for each extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

Results of Operations

From our incorporation until late 2020 we were essentially dormant. In late 2020, we commenced preparing for the initial public offering which was completed in June 2021. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than completing our initial public offering and since its completion the active solicitation of a target business with which to complete a business combination. For the three months ended September 30, 2021 and 2020, we incurred $395,893 and $4,896 in formation, general and administrative expenses, respectively. For the nine months ended September 30, 2021 and 2020, we incurred $595,952 and $9,787 in formation, general and administrative expenses, respectively. For the three months ended September 30, 2021 and 2020, we had net losses of $394,292 and $4,896, respectively and net losses of $594,283 and $9,787 for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021, we had net losses of $0.05 and $1.65 per share, respectively.

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

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at September 30, 2021, cash of $35,878 and cash held in escrow of $58,075,962 were held in Trust Account.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of September 30, 2021 we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

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

Warrant Related Accounting Policies

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Certain terms and conditions of the public warrants and private warrants result in the classification of these financial instruments as a liability as opposed to equity. The classification of these financial instruments as a liability results in the application of derivative liability accounting, which entails a quarterly valuation of these liabilities with any change in value required to be reflected in our quarterly and annual financial statements. The determination by us to classify the public warrants and private warrants as a liability results in us having to incur significant expense in valuing such liabilities on a quarterly and annual basis, and the resulting liability is and will be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination. Management has elected to classify its Private Warrants as liabilities and its Public warrants as equity.

Ordinary Shares as Temporary Equity

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2021, 5,096,815 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control , are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were ineffective as a result of our revision of our balance sheet as of June 24, 2021 and June 30, 2021 to reclassify our public warrants and private warrants as derivative liabilities and reclassify all common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480, as described below.

Revision of Previously Issued Financial Statements

On June 30, 2021, we revised our prior position on accounting for public warrants and concluded that our public warrants as of June 24, 2021 should be reclassified as equity because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets. We revisited our financial statements to classify all public shares subject to redemption in temporary equity as of June 24, 2021 and June 30, 2021. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. The non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated June 21, 2021, by and between the Registrant and Ladenburg Thalmann & Co., Inc., as representative of the underwriters
4.1(1)	Warrant Agreement, dated June 21, 2021, by and between Vstock Transfer LLC and the Registrant
4.2(1)	Rights Agreement, dated June 21, 2021, by and between Vstock Transfer LLC and the Registrant
10.1(1)	Insider Letter Agreement, dated June 21, 2021, by and between the Registrant, Ladenburg Thalmann & Co., Inc. and each of the initial stockholders, officers and directors of the Registrant
10.2(1)	Investment Management Trust Agreement, dated June 21, 2021, by and between Wilmington Trust, National Association and the Registrant.
10.3(1)	Registration Rights Agreement, dated June 21, 2021, by and between the Registrant and the Sponsor, Greenland Asset Management Corporation, a British Virgin Islands company
10.4(1)	Private Placement Unit Subscription dated as of June 16, 2022 Golden Path Acquisition Corporation and Greenland Asset Management Corporation.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	filed as an exhibit to the Report on form 8-K filed with the Securities and Exchange Commission of June 24, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021	GOLDEN PATH ACQUISITION CORPORATION

	By:	/s/ Shaosen Cheng
Shaosen Cheng
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Teddy Zheng
Teddy Zheng
Chief Financial Officer and Principal Accounting Officer