Form 10-Q/A
period 2021-06-30
Golden Path Acquisition Corp
filed 2022-01-20
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-Q/A

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Golden Path Acquisition Corporation., unless the context otherwise indicates.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “report”) amends the Quarterly Report on Form 10-Q of Golden Path Acquisition Corporation for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Report”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies(“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on January 7, 2022, the Company re-evaluated the accounting treatment of the 5,750,000 warrants that were issued to the Company’s public shareholders in a public offering that closed concurrently with the closing of the Initial Public Offering (the “Public Warrants”). The Company previously accounted for the Public Warrants as components of liabilities.

As a result of the above, the Company should have classified the Public Warrants as component of equity in its previously issued financial statements. The Company’s accounting for the Public Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On January 7, 2022, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of June 24, 2021 included in the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021, (ii) unaudited interim financial statements as of June 30, 2021 and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), in each case, should be corrected to classify public warrants as equity and all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities and the allocation and treatment of the initial transaction costs of the initial public offering. For more information, see Item 9A included in this Quarterly Report on Form 10-Q/A.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 15, 2021 (the “November 2021 Form 10-Q”) and in this amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2021. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this interim Report on Form 10-Q/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Report

This report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements and Supplementary Data

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this report (Exhibits 31.1, 31.2 and 32).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

ii

GOLDEN PATH ACQUISITION CORPORATION

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(As Restated)
ASSETS
Current assets:
Cash	$509,568	$18,117
Cash held in escrow	9,000	-
Prepayments, deposit, and other receivables	1,669	-

Total current assets	520,237	18,117
Cash and investments held in trust account	58,075,002	-
Deferred offering costs	-	29,540

TOTAL ASSETS	$58,595,239	$47,657

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$26,966	$540
Promissory note – related party	-	50,000
Amount due to related party	27,931	36,784

Total current liabilities	54,897	87,324
Warrant liabilities	625,000	-
Deferred underwriting compensation	1,437,500	-

TOTAL LIABILITIES	2,117,397	87,324

Commitments and contingencies
Ordinary shares, subject to redemption 5,750,000 and 0 shares (at conversion value of $10.10 and $0 per share)	58,075,000	-

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,708,000 and 10 shares issued and outstanding (excluding 5,750,000 and 0 shares subject to redemption)	171	-
Additional paid-in capital	-	-
Accumulated deficit	(1,597,329)	(39,667)

Total shareholders’ deficit	(1,597,158)	(39,667)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,595,239	$47,657

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(As restated)		(As restated)
Formation, general and administrative expenses	$(143,280)	$(4,805)	$(200,059)	$(4,891)

Total operating expenses	(143,280)	(4,805)	(200,059)	(4,891)

Other income
Dividend income	68	-	68	-

Total other income	68	-	68	-

Loss before income taxes	(143,212)	(4,805)	(199,991)	(4,891)

Income taxes	-	-	-	-

NET LOSS	(143,212)	(4,805)	(199,991)	(4,891)

Less: income attributable to ordinary shares subject to redemption	(51)	-	(51)	-

Net loss attributable to Golden Path Acquisition Corporation	(143,263)	(4,805)	(200,042)	(4,891)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	379,121	10	191,667	10

Basic and diluted net loss per share, ordinary shares subject to possible redemption	$(0.08)	$(480)	$24.53	$(489)
Basic and diluted weighted average shares outstanding, ordinary shares attributable to Golden Path Acquisition Corporation	1,455,335	10	1,446,517	10
Basic and diluted net loss per share, ordinary shares attributable to Golden Path Acquisition Corporation	(0.08)	(480)	(3.39)	(489)

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2021 (restated)
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of April 1, 2021	1,437,500	$144	$24,856	$(96,446)	$(71,446)

Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	270,500	27	2,704,973	-	2,705,000
Offering costs	-	-	(2,887,500)	-	(2,887,500)
Warrant liabilities	-	-	(625,000)	-	(625,000)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(55,510,464)	-	(55,511,039)
Allocation of offering costs to common stock subject to redemption	-	-	2,787,620	-	2,787,620
Accretion of carry value of redemption value	-	-	(3,993,910)	(1,357,671)	(5,351,581)
Net loss	-	-	-	(143,212)	(143,212)

Balance as of June 30, 2021 (As restated)	1,708,000	$171	$-	$(1,597,329)	$(1,597,158)

	Three months ended June 30, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of April 1, 2020	10	$-	$-	$(7,486)	$(7,486)

Net loss for the period	-	-	-	(4,805)	(4,805)

Balance as of June 30, 2020	10	$-	$-	$(12,291)	$(12,291)

	Six months ended June 30, 2021 (restated)
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2021	10	$-	-	$(39,667)	$(39,667)

Redemption of shares	(10)	-	-	-	-
Issuance of shares to the founders	1,437,500	144	24,856	-	25,000
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	270,500	27	2,704,973	-	2,705,000
Offering costs	-	-	(2,887,500)	-	(2,887,500)
Warrant liabilities	-	-	(625,000)	-	(625,000)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(55,510,464)	-	(55,511,039)
Allocation of offering costs to common stock subject to redemption	-	-	2,787,620	-	2,787,620
Accretion of carry value of redemption value	-	-	(3,993,910)	(1,357,671)	(5,351,581)
Net loss	-	-	-	(199,991)	(199,991)

Balance as of June 30, 2021 (As restated)	1,708,000	$171	$-	$(1,597,329)	$(1,597,158)

	Six months ended June 30, 2020
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of January 1, 2020	10	$-	-	$(7,400)	$(7,400)

Net loss for the period	-	-	-	(4,891)	(4,891)

Balance as of June 30, 2020	10	$-	$-	$(12,291)	$(12,291)

See accompanying notes to unaudited condensed financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended
	2021	2020
	(As Restated)
Cash flow from operating activities
Net loss	$(199,991)	$(4,891)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in cash and investments held in trust account	(68)	-
Change in operating assets and liabilities:
Increase in prepayments, deposit, and other receivables	(1,601)	-
Increase in accrued liabilities	26,966	-

Net cash used in operating activities	(174,694)	(4,891)

Cash flows from investing activities
Proceeds deposited in Trust Account	(58,075,002)	-

Net cash used in investing activities	(58,075,002)	-

Cash flows from financing activities
Increase in cash held in escrow	(9,000)	-
Proceeds from issuance of shares to founders	25,000	-
Proceeds from public offering	57,500,000	-
Proceeds from private placements to a related party	2,705,000	-
Payment of offering costs	(1,421,000)	-
Repayment of promissory note	(50,000)	-
(Repayment to) advances from a related party	(8,853)	4,878

Net cash provided by financing activities	58,741,147	4,878

NET CHANGE IN CASH AND CASH EQUIVALENT	491,451	(13)

Cash and cash equivalent, beginning of period	18,117	100

Cash and cash equivalent, end of period	$509,568	$87

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$55,511,039	$-
Allocation of offering costs to common stock subject to redemption	$2,787,620	$-
Accretion of carry value of redemption value	5,351,581	-
Accrued underwriting compensation	$1,437,500	$-

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

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In addition, the Company concluded it should restate its consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a substantial portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The impact to the previously presented financial statements is presented below:

Adjustment #1 refer to Public warrant reclassify from warrant liabilities to equity component.

Adjustment #2 refer to classify all public shares as temporary equity.

	As
	Previously	Adjustment	Adjustments	As
	Reported	#1	#2	Restated
Balance sheet as of June 24, 2021
Warrant liabilities	8,616,000	(7,991,000)	-	625,000
Total liabilities	10,071,000	(7,991,000)	-	2,080,000
Ordinary shares subject to possible redemption	43,522,748	-	14,552,252	58,075,000
Ordinary shares	315	-	(144)	171
Additional paid-in capital	5,203,437	7,991,000	(13,194,437)	-
Accumulated deficit	(203,748)	-	(1,357,671)	(1,561,419)
Total shareholders’ equity (deficit)	5,000,004	7,991,000	(14,552,252)	(1,561,248)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	51,477,834	-	6,597,166	58,075,000
Ordinary shares	236	-	(65)	171
Additional paid-in capital	5,239,430	-	(5,239,430)	-
Accumulated deficit	(239,658)	-	(1,357,671)	(1,597,329)
Total shareholders’ equity (deficit)	5,000,008	-	(6,597,166)	(1,597,158)

Statement of changes in shareholders’ deficit for the three and six months ended June 30, 2021 (unaudited)
Initial classification of ordinary shares subject to possible redemption – no. of shares	(5,100,371)	-	(649,629)	(5,750,000)
Initial classification of ordinary shares subject to possible redemption – amount	(510)	-	(65)	(575)
Initial classification of ordinary shares subject to possible redemption – additional paid-in capital	(51,513,238)	-	(3,997,226)	(55,510,464)
Initial classification of ordinary shares subject to possible redemption – total shareholder’s deficit	(51,513,748)	-	(3,997,291)	(55,511,039)
Allocation of offering costs to common stock subject to redemption	-	-	2,787,620	2,787,620
Accretion of carrying value to redemption value – additional paid-in capital	-	-	(3,993,910)	(3,993,910)
Accretion of carrying value to redemption value – accumulated deficit	-	-	(1,357,671)	(1,357,671)
Accretion of carrying value to redemption value – total shareholder’s deficit	-	-	(5,351,581)	(5,351,581)

Statement of cash flows for the six months ended June 30, 2021 (unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	51,513,748	-	3,997,291	55,511,039
Allocation of offering costs to common stock subject to redemption	-	-	2,787,620	2,787,620
Accretion of carry value of redemption value	-	-	5,351,581	5,351,581

Notes 3, 5 and 8 have been updated to reflect the restatements.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Net loss per share (As Restated)

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020

Net loss	$(143,212)	$(4,805)
Accretion of carrying value to redemption value	-	-
Net loss	$(143,212)	$(4,805)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Net loss	$(199,991)	$(4,891)
Accretion of carrying value to redemption value	(5,351,581)	-
Net loss	$(5,551,572)	$(4,891)

	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(29,597)	(113,616)	-	(4,805)
Accretion of carrying value to redemption value	-	-	-	-
Allocation of net loss	$(29,597)	(113,616)	-	(4,805)
Denominators:
Weighted-average shares outstanding	379,121	1,455,335	-	10
Basic and diluted net loss per share	$(0.08)	(0.08)	-	(481)

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(649,531)	(4,902,042)	-	(4,891)
Accretion of carrying value to redemption value	5,351,581	-	-	-
Allocation of net income (loss)	$4,702,050	(4,902,042)	-	(4,891)
Denominators:
Weighted-average shares outstanding	191,667	1,446,517	-	10
Basic and diluted net income (loss) per share	$24.53	(3.39)	-	(489.10)

●	Related parties

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

(Unaudited)

NOTE 5 — INITIAL PUBLIC OFFERING (AS RESTATED)

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

 If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

All of the 5,750,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

June 30,
2021
Gross proceeds	$57,500,000
Less:
Proceeds allocated Public Warrants	(1,804,109)
Proceeds allocated Public Rights	(184,852)
Offering costs of Public Shares	(2,787,620)
Plus:
Accretion of carrying value to redemption value	5,351,581
Common stock subject to possible redemption	$58,075,000

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

(Unaudited)

NOTE 8 – SHAREHOLDER’S EQUITY (AS RESTATED)

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

As of June 30, 2021 and December 31, 2020, 1,708,000 and 10 ordinary shares issued and outstanding excluding 5,096,815 and 0 shares are subject to possible conversion.

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

Ordinary Shares as Temporary Equity

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control , are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the public warrants and redeemable shares we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

