Form 10-Q
period 2022-03-31
Golden Path Acquisition Corp
filed 2022-05-16
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

(917) 267-4569

Registrant’s telephone number, including area code

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001, one redeemable warrant to purchase one-half ordinary share and one right to acquire 1/10 of an ordinary share	GPCOU	The Nasdaq Stock Market LLC

Ordinary Share, Par value $0.0001	GPCO	The Nasdaq Stock Market LLC

Redeemable warrants, each warrant exercisable for one-half ordinary share	GPCOW	The Nasdaq Stock Market LLC

Rights, each right to receive one-tenth (1/10) of one ordinary share	GPCOR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 6, 2022, there were 7,458,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on June 24, 2021 were separated on such date).

GOLDEN PATH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$29,069	$48,955
Prepayments, deposit, and other receivables	45,166	95,167

Total current assets	74,235	144,122
Cash and investments held in trust account	58,081,803	58,077,063

TOTAL ASSETS	$58,156,038	$58,221,185

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$18,500	$41,000
Amount due to related party	375,786	164,740

Total current liabilities	394,286	205,740
Warrant liabilities	692,396	639,990
Deferred underwriting compensation	1,437,500	1,437,500

TOTAL LIABILITIES	2,524,182	2,283,230

Commitments and contingencies
Ordinary shares, subject to redemption 5,750,000 shares as of March 31, 2022 and December 31, 2021 (at redemption value of $10.10 per share)	58,081,803	58,077,063

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,708,000 shares issued and outstanding (excluding 5,750,000 shares subject to redemption)	171	171
Accumulated other comprehensive income	4,168	421
Accumulated deficit	(2,454,286)	(2,139,700)

Total shareholders’ deficit	(2,449,947)	(2,139,108)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,156,038	$58,221,185

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021

Formation, general and administrative expenses	$(258,433)	$(56,779)

Total operating expenses	(258,433)	(56,779)

Other income
Change in fair value of warrant liabilities	(52,406)	-
Dividend income	993	-

Total other income	(51,413)	-

Loss before income taxes	(309,846)	(56,779)

Income taxes	-	-

NET LOSS	(309,846)	(56,779)

Other comprehensive income:
Change in unrealized gain on available-for-sales securities	3,747	-

COMPREHENSIVE LOSS	(306,099)	(56,779)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-

Basic and diluted net loss per share, ordinary shares subject to possible redemption	$(0.05)	$-
Basic and diluted weighted average shares outstanding, ordinary shares attributable to Golden Path Acquisition Corporation	1,708,000	1,078,889
Basic and diluted net loss per share, ordinary shares attributable to Golden Path Acquisition Corporation	$(0.18)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

			Accumulated
	Ordinary shares		other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of January 1, 2022 (audited)	1,708,000	$171	$421	$(2,139,700)	$(2,139,108)

Unrealized gain on available-for-sales securities	-	-	3,747	-	3,747
Accretion of carry value of redemption value	-	-	-	(4,740)	(4,740)
Net loss for the period	-	-	-	(309,846)	(309,846)

Balance as of March 31, 2022	1,708,000	$171	$4,168	$(2,454,286)	$(2,449,947)

	Three months ended March 31, 2021
			Additional			Total
	Ordinary shares		paid-in		Accumulated	shareholders’
	No. of shares	Amount	capital		deficit	deficit

Balance as of January 1, 2021	10	$-	-	-	$(39,667)	$(39,667)

Redemption of ordinary shares	(10)	-	-	-	-	-
Issuance of ordinary shares	1,437,500	144	24,856		-	25,000
Net loss for the period	-	-	-	-	(56,779)	(56,779)

Balance as of March 31, 2021	1,437,500	$144	$24,856	-	$(96,446)	$(71,446)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(309,846)	$(56,779)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	52,406	-
Change in operating assets and liabilities:
Decrease (increase) in prepayments, deposit, and other receivables	50,001	(1,027)
(Decrease) increase in accrued liabilities	(22,500)	15,388

Net cash used in operating activities	(229,939)	(42,418)

Cash flows from investing activities
Dividend income	(993)	-

Net cash used in investing activities	(993)	-

Cash flows from financing activities
Proceeds from issuance of shares to founders	-	25,000
Advances from a related party	211,046	2,135

Net cash provided by financing activities	211,046	27,135

NET CHANGE IN CASH AND CASH EQUIVALENT	(19,886)	(15,283)

Cash and cash equivalent, beginning of period	48,955	18,117

Cash and cash equivalent, end of period	$29,069	$2,834

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(4,740)	$-
Unrealized gain on available-for-sales securities	$3,747	$-

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering completed on June 24, 2021 and in connection with the negotiation and consummation of a business combination with MC Hologram Inc. as described below. The Company will not generate any operating revenues until after the completion of a Business Combination at the earliest. The Company generates non-operating income in the form of dividend income from investing the proceeds derived from the initial public offering and private placement completed on June 24, 2021. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, as of March 31, 2022, cash of $29,069 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

Going concern consideration

As of March 31, 2022, the Company had working capital deficit of $320,051 and net loss of $309,846 for the three months ended March 31, 2022. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Initial Public Offering as discussed in Note 4. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the Combination Period. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 6. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes for the fiscal year ended December 31, 2021 thereto included in the Company’s Form 10-K, filed with the SEC on March 31, 2022.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

●	Cash and investments held in trust account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $58,081,803 and $58,077,063 in United States Treasury Bills, respectively.

The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

●	Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

●	Warrant liabilities

The Company accounts for its outstanding Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F. Management has determined that under the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. Management has further determined that its Public Warrants qualify for equity treatment. Warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants are valued using a Black Scholes model.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2022 and December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the period ended March 31, 2022 and 2021.

The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,454,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Net loss	$(309,846)	$(56,779)
Accretion of carrying value to redemption value	(4,740)	-
Net loss	$(314,586)	$(56,779)

	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(242,541)	$(72,045)	$-	$(56,779)
Accretion of carrying value to redemption value	4,740	-	-	-
Allocation of net loss	$(237,801)	$(72,045)	$-	$(56,779)
Denominators:
Weighted-average shares outstanding	5,750,000	1,708,000	-	1,078,889
Basic and diluted net loss per share	$(0.04)	$(0.04)	$-	$(0.05)

●	Related parties

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $58,081,803 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2022 and December 31, 2021 is as follows:

	Carrying Value as of March 31, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2022 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,081,803	$-	$58,081,803

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,077,063	$-	$58,077,063

NOTE 4 — INITIAL PUBLIC OFFERING

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

Related Party Extensions Loan

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to nine times, each by an additional month (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $191,667 (approximately $0.033 per Public Share), up to an aggregate of $1,725,000, or $0.30 per Public Share, on or prior to the date of the applicable deadline, for each one-month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor, Greenland Asset Management Corporation.

As of March 31, 2022 and December 31, 2021, the Company owed a balance of $375,786 and $164,740 to Greenland Asset Management Corporation.

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – SHAREHOLDER’S DEFICIT

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

As of March 31, 2022 and December 31, 2021, 1,708,000 ordinary shares issued and outstanding excluding 5,750,000 shares are subject to possible redemption.

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

NOTE 8 – WARRANT LIABILITIES

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

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,081,803	$58,081,803	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$692,396	$-	$-	$692,396

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,077,063	$58,077,063	$-	$-

Liabilities:
Warrant liabilities – Private Warrants	$639,990	$-	$-	$639,990

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows at their measurement dates:

	March 31, 2022	December 31, 2021	June 24, 2021 (Initial measurement)
Input
Share price	$10.07	$9.96	$10.00
Risk-free interest rate	0.48%	1.26%	0.90%
Volatility	62.00%	59.80%	58.40%
Exercise price	11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

GOLDEN PATH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2022, the aggregate value of the private warrants was $0.692 million. The change in fair value from June 24, 2021 to March 31, 2022 was approximately $67,396.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through May 16, 2022   was the Company issued the unaudited condensed consolidated financial statements.

On May 9, 2022, the Company issued a promissory note of up to $1,000,000 to the Sponsor. The note was non-interest bearing and payable on the consummation of the Business Combination.

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

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at March 31, 2022, cash of $29,069 was held outside of the Trust Account established at the time of our IPO and is available for the payment of offering costs and for working capital purposes. An audited balance sheet as of June 24, 2021 reflecting receipt of the proceeds received by the Company in connection with the consummation of the IPO and the Private Placement Unit Purchase Agreement was previously filed by the Company on a Current Report on Form 8-K filed by the Company on June 30, 2021.

On September 10, 2021, Golden Path entered into a merger agreement (the “Merger Agreement”), which provides for a Business Combination between Golden Path and MC Hologram Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Golden Path, Merger Sub, and MC Hologram Inc., a Cayman Islands exempted company (“MC Hologram”).. The aggregate consideration for the is $450,000,000, payable in the form of 44,554,455 newly issued ordinary shares of the Company valued at $10.10 per share.

Upon the closing of the Business Combination, the former MC Hologram stockholders will receive an aggregate of 44,554,455 shares of the Company’s Ordinary Shares.

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

Results of Operations

From our incorporation until late 2020 we were essentially dormant. In late 2020, we commenced preparing for the initial public offering which was completed in June 2021. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates and activities in connection with consummating the proposed business combination with MC Hologram, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with our efforts to source a business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than completing our initial public offering and since its completion the active solicitation of a target business with which to complete a business combination and activities in connection with consummating the proposed business combination with MC Hologram. For the three months ended March 31, 2022 and 2021, we incurred $258,433 and $56,779 in formation, general and administrative expenses, respectively. For the three months ended March 31, 2022 and 2021, we had net losses of $309,846 and $56,779, respectively.

For the three months ended March 31, 2022 and 2021, we had net losses per share of $0.18 and $0.05, respectively.

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

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. There was no cash balance as of March 31, 2022, cash of $29,069 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

As of March 31, 2022, we had cash and marketable securities of $58,081,803 held in the trust account. We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

For the three months ended March 31, 2022, cash used in operating activities was $229,939, consisting primarily of a net loss of $309,846 and change in fair value of warrant liabilities of $52,406. Changes in our operating assets and liabilities provided cash of $27,501.

For the three months ended March 31, 2021, cash used in operating activities was $42,418, consisting primarily of a net loss of $456,779 and changes in our operating assets and liabilities provided cash of $14,361.

At March 31, 2022, we had cash of $29,069 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination

As of May 9, 2022, we have an outstanding working capital loan balance from the Sponsor in the aggregate amount of $385,000 in order to finance transaction costs in connection with the Business Combination. On May 9, 2022, we issued a promissory note of $1,000,000 to our Sponsor to evidence the working capital loan of $385,000 provided to us by our Sponsor in the past, and to provide any additional working capital loan to the Company on an as-needed basis towards the consummation of a Business Combination. Outstanding working capital loans, if any, under this promissory note will be paid off by applying the proceeds from the Trust Account after the redemption upon the closing.

Other than as described above, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit at the option of the lender.

Going concern consideration

As of March 31, 2022, the Company had working capital deficit of $320,051 and net loss of $309,846 for the three months ended March 31, 2022. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Initial Public Offering as discussed in Note 4. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the Combination Period. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 6. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of March 31, 2022 we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

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

Cash and Investments

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021. The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

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

Ordinary Shares as Temporary Equity

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of March 31, 2022 and December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants, as well as the revision for the temporary equity subject to possible redemption, as described in the Company's Form 8-K filed on January 20, 2022, our disclosure controls and procedures were not effective.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10K for the fiscal year ended December 31, 2021 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 9, 2022, we issued a promissory note of up to $1,000,000 to the Sponsor. The note was non-interest bearing and payable on the consummation of the Business Combination.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Exhibit No.	Description
10.1*	Promissory note dated May 9, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2022	GOLDEN PATH ACQUISITION CORPORATION

	By:	/s/ Shaosen Cheng
Shaosen Cheng
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Teddy Zheng
Teddy Zheng
Chief Financial Officer and Principal Accounting Officer