Form 10-Q
period 2022-06-30
Golden Path Acquisition Corp
filed 2022-08-15
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 10, 2022, there were 7,458,000 ordinary shares outstanding of the Registrant (assuming all of the units issued in our initial public offering completed on June 24, 2021 were separated on such date).

GOLDEN PATH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$-	$48,955
Prepayments, deposit, and other receivables	167	95,167

Total current assets	167	144,122
Cash and investments held in trust account	58,356,044	58,077,063

TOTAL ASSETS	$58,356,211	$58,221,185

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$21,000	$41,000
Note payable – related party	191,667	-
Amount due to related party	422,111	164,740

Total current liabilities	634,778	205,740
Warrant liabilities	717,873	639,990
Deferred underwriting compensation	1,437,500	1,437,500

TOTAL LIABILITIES	2,790,151	2,283,230

Commitments and contingencies
Ordinary shares, subject to possible redemption: 5,750,000 shares as of June 30, 2022 and December 31, 2021 (at redemption value of $10,15 and $10.10 per share, respectively)	58,356,044	58,077,063

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,708,000 shares issued and outstanding (excluding 5,750,000 and 5,750,000 shares subject to possible redemption)	171	171
Accumulated other comprehensive income	42,173	421
Accumulated deficits	(2,832,328)	(2,139,700)

Total Shareholders’ deficit	(2,789,984)	(2,139,108)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$58,356,211	$58,221,185

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Formation, general and administrative expenses	$(122,893)	$(143,280)	$(381,326)	$(200,059)

Total operating expenses	(122,893)	(143,280)	(381,326)	(200,059)

Other (expense) income
Change in fair value of warrant liabilities	(25,477)	-	(77,883)	-
Dividend income	44,569	68	45,562	68
Total other income (expense), net	19,092	68	(32,321)	68

Loss before income taxes	(103,801)	(143,212)	(413,647)	(199,991)

Income taxes	-	-	-	-

NET LOSS	$(103,801)	$(143,212)	$(413,647)	$(199,991)

Other comprehensive income:
Change in unrealized gain on available-for-sales securities	42,173	-	45,920	-
Change in realized gain on available-for-sales securities	(4,168)	-	(4,168)	-

COMPREHENSIVE LOSS	$(65,796)	$(143,212)	$(371,895)	$(199,991)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, ordinary share subject to possible redemption	$(0.00)	$0.17	$(0.04)	$0.16

Basic and diluted weighted average shares outstanding, ordinary share attributable to Golden Path Acquisition Corporation	1,708,000	1,455,335	1,708,000	1,446,467
Basic and diluted net loss per share, ordinary share attributable to Golden Path Acquisition Corporation	$(0.05)	$(0.76)	$(0.09)	$(0.77)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares			Accumulated other		Total
	No. of shares	Amount		comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,708,000	$171	-	$421	$(2,139,700)	$(2,139,108)

Unrealized holding gain on available-for-sales securities	-	-		3,747	-	3,747
Accretion of carrying value to redemption value	-	-			(4,740)	(4,740)
Net loss for the period	-	-	-	-	(309,846)	(309,846)

Balance as of March 31, 2022	1,708,000	$171	-	$4,168	$(2,454,286)	$(2,449,947)

Unrealized holding gain on available-for-sales securities	-	-		42,173	-	42,173
Realized holding gain on available-for-sales securities	-	-		(4,168)	-	(4,168)
Accretion of carrying value to redemption value	-	-		-	(274,241)	(274,241)
Net loss for the period	-	-	-	-	(103,801)	(103,801)

Balance as of June 30, 2022	1,708,000	$171	-	$42,173	$(2,832,328)	$(2,789,984)

	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2021	10	$-	$-	$-	$(39,667)	$(39,667)

Redemption of ordinary shares	(10)	-	-	-	-	-
Issuance of ordinary shares	1,437,500	144	24,856	-	-	25,000
Net loss for the period	-	-	-	-	(56,779)	(56,779)

Balance as of March 31, 2021	1,437,500	$144	$24,856	$-	$(96,446)	$(71,446)

Sale of units in initial public offering	5,750,000	575	57,499,425	-	-	57,500,000
Sale of units to the founder in private placement	270,500	27	2,704,973	-	-	2,705,000
Offering costs	-	-	(2,887,500)	-	-	(2,887,500)
Warrant liabilities	-	-	(625,000)	-	-	(625,000)
Initial classification of common stock subject to possible redemption	(5,750,000)	(575)	(55,510,464)	-	-	(55,511,039)
Allocation of offering costs to common stock subject to possible redemption	-	-	2,787,620	-	-	2,787,620
Accretion of carrying value to redemption value	-	-	(3,993,910)	-	(1,357,671)	(5,351,581)
Net loss for the period	-	-	-	-	(143,213)	(143,213)

Balance as of June 30, 2021	1,708,000	$171	$-	$-	$(1,597,330)	$(1,597,159)

See accompanying notes to unaudited condensed consolidated financial statements.

GOLDEN PATH ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(413,647)	$(199,991)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in cash and investments held in trust account	-	(68)
Change in fair value of warrant liabilities	77,883	-

Change in operating assets and liabilities:
Decrease in prepayments, deposit, and other receivables	95,000	(1,601)
Decrease in accrued liabilities	(20,000)	26,966

Net cash used in operating activities	(260,764)	(174,694)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(58,075,002)
Dividend income	(45,562)	-

Net cash used in investing activities	(45,562)	(58,075,002)

Cash flows from financing activities
Advances from (repayement to) a related party	257,371	(8,853)
Increase in cash held in escrow		(9,000)
Proceeds from issuance of shares to founders		25,000
Proceeds from public offering		57,500,000
Proceeds from private placements to a related party		2,705,000
Payment of offering costs		(1,421,000)
Repayment of promissory note		(50,000)

Net cash provided by financing activities	257,371	58,741,147

NET CHANGE IN CASH AND CASH EQUIVALENT	(48,955)	491,451

Cash and cash equivalent, beginning of period	48,955	18,117

Cash and cash equivalent, end of period	$-	$509,568

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$-	$55,511,039
Allocation of offering costs to common stock subject to redemption	$-	$2,787,620
Accretion of carrying value to redemption value	$(278,981)	$(5,351,581)
Initial recognition of warrant liabilities	$-	$625,000
Accrued underwriting compensation	$-	$1,437,500
Unrealized gain on available-for-sales securities	$42,173	$-
Realized gain on available-for-sales securities	$4,168	$-
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$191,687	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activities through June 30, 2022 related to the Company’s formation and the initial public offering completed on June 24, 2021 and in connection with the negotiation and consummation of a business combination with MC Hologram Inc. as described below. The Company will not generate any operating revenues until after the completion of a Business Combination at the earliest. The Company generates non-operating income in the form of dividend income from investing the proceeds derived from the initial public offering and private placement completed on June 24, 2021. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, as of June 30, 2022, cash of $0 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Upon the closing of the Business Combination, the former Golden Path shareholders will receive the consideration specified below and the former MC stockholders will receive an aggregate of 44,554,455 shares of Common Stock of the Company.

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

Going concern consideration

As of June 30, 2022, the Company had working capital deficit of $634,611 and net loss of $413,647 for the six months ended June 30, 2022. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Initial Public Offering as discussed in Note 4. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the Combination Period. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 6. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes for the fiscal year ended December 31, 2021 thereto included in the Company’s Form 10-K, filed with the SEC on March 31, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

●	Cash and investments held in trust account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $58,356,044 and $58,077,063 in United States Treasury Bills, respectively.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2022 and December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the six months ended June 30, 2022 and 2021.

The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,454,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Six Months Ended June 30,
	2022	2021
Net loss	$(413,647)	$(199,991)
Accretion of carrying value to redemption value	(278,981)	(5,351,581)
Net loss including accretion of carrying value to redemption value	$(692,628)	$(5,551,572)

	For the Three Months Ended June 30,
	2022	2021
Net loss	$(103,801)	$(143,212)
Accretion of carrying value to redemption value	(274,241)	(5,351,581)
Net loss including accretion of carrying value to redemption value	$(378,042)	$(5,494,793)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable ordinary shares	Non-Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(534,005)	$(158,623)	$(4,435,724)	$(1,115,848)
Accretion of carrying value to redemption value	278,981	-	5,351,581	-
Allocation of net (loss) income	$(255,024)	$(158,623)	$915,857	$(1,115,848)
Denominators:
Weighted-average shares outstanding	5,750,000	1,708,000	5,750,000	1,446,467
Basic and diluted net income (loss) per share	$(0.04)	$(0.09)	$0.16	$(0.77)

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable ordinary shares	Non-Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$(291,464)	$(86,578)	$(4,384,954)	$(1,109,839)
Accretion of carrying value to redemption value	274,241	-	5,351,581	-
Allocation of net income (loss)	$(17,223)	$(86,578)	$966,627	$(1,109,839)
Denominators:
Weighted-average shares outstanding	5,750,000	1,708,000	5,750,000	1,455,335
Basic and diluted net income (loss) per share	$(0.00)	$(0.05)	$0.17	$(0.76)

●	Related parties

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,356,044 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of June 30, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022 (unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,313,871	$42,173	$58,356,044

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,077,063	$-	$58,077,063

NOTE 4 — PUBLIC OFFERING

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

Related Party Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company owed a balance of $422,111 and $164,740 to Greenland Asset Management Corporation.

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

On June 14, 2022 and July 18, 2022, the Company issued an unsecured promissory note, each in an amount of $191,667 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 24, 2022. The Note is non-interest bearing and are payable upon the closing of a Business Combination. As of June 30, 2022 and December 31, 2021, the note payable balance of $191,667 and $0, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

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

As of June 30, 2022 and December 31, 2021, 1,708,000 ordinary shares issued and outstanding excluding 5,750,000 shares are subject to possible redemption.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,356,044	$58,356,044	$-	$-

Liabilities:
Warrant liabilities – Private Warrant	$717,873	$-	$-	$717,873

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,077,063	$58,077,063	$-	$-

Liabilities:
Warrant liabilities – Private Warrant	$639,990	$-	$-	$639,990

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2022	December 31, 2021	June 24, 2021 (Initial measurement)
Input
Share price	$9.91	9.96	$10.00
Risk-free interest rate	3.01%	1.26%	0.90%
Volatility	63.20%	59.80%	58.40%
Exercise price	$11.50	11.50	$11.50
Warrant life	5 years	5 years	5 years

As of June 30, 2022, the aggregate value of the private warrants was $0.718 million. The change in fair value from December 31, 2021 to June 30, 2022 was approximately $77,883. The change in fair value from March 31, 2022 to June 30, 2022 was approximately $25,477. The change in fair value from June 24, 2021 to June 30, 2021 was approximately $0.

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

Merger Agreement

On September 10, 2021, Golden Path Acquisition Corporation, a Cayman Islands exempted company (the “Purchaser” or “Golden Path”), MC Algorithm Inc., a Cayman Islands exempted company (“MC” or the “Company”), Golden Path Merger Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”) entered into a Merger Agreement (the “Merger Agreement”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Cayman Islands Companies Act (as revised) (the “Cayman Companies Act”), the parties intend to effect a business combination transaction whereby the Merger Sub will merge with and into the Company, with the Company being the surviving entity (the Company is hereinafter referred to for the periods from and after the Merger Effective Time as the “Surviving Corporation”) and becoming a wholly owned Subsidiary of Golden Path (the “Merger”) on the terms and subject to the conditions set forth in this Agreement and simultaneously with the Closing Purchaser will change its name to “MicroCloud Hologram Inc.”

Merger Agreement Amendment No. 1

On August 5, 2022, Golden Path, Golden Path Merger Sub and MC entered into an amendment to the Merger Agreement (the “Amendment”). The purposes of the amendment were to:

1. extend the outside termination date of the proposed merger to December 31, 2022;

2. include as a closing condition the requirement that the requisite vote of the shareholders of MC has been obtained;

3. include the requirement of the audited financial statement of MC for the year ended 2021 and reviewed financial statement of MC for the periods ended June 30, 2022 and March 31, 2022; and

4. make conforming changes to reflect that Purchaser will file a proxy statement with the Securities and Exchange Commission following the execution of the Amendment relating to the approval of the Purchaser’s shareholders of the Merger and the transactions contemplated by the Merger Agreement.

Merger Agreement Amendment No. 2

On August 10, 2022, Golden Path, Golden Path Merger Sub and MC entered into a second amendment to the Merger Agreement (the “Amendment”). The purposes of the Amendment were to change the requirement of MC’s delivering to Golden Path the quarterly reviewed financial statements for the period ended June 30, 2022 from a representation and warranty to a covenant with such financial statements to be delivered no later than September 15, 2022, and to make certain other conforming changes regarding the current status.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 15, 2022 the Company issued the unaudited condensed consolidated financial statements.

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

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. In addition, at June 30, 2022, cash of $0 was held outside of the Trust Account established at the time of our IPO and is available for the payment of offering costs and for working capital purposes. An audited balance sheet as of June 24, 2021 reflecting receipt of the proceeds received by the Company in connection with the consummation of the IPO and the Private Placement Unit Purchase Agreement was previously filed by the Company on a Current Report on Form 8-K filed by the Company on June 30, 2021.

On September 10, 2021, Golden Path entered into a merger agreement (the “Merger Agreement”), which provides for a Business Combination between Golden Path and MC Hologram Inc. Pursuant to the Merger Agreement, the Business Combination will be effected as a stock for stock transaction and is intended to be qualified as a tax-free reorganization. The Merger Agreement is by and among Golden Path, Merger Sub, and MC Hologram Inc., a Cayman Islands exempted company (“MC Hologram”). The aggregate consideration for the is $450,000,000, payable in the form of 44,554,455 newly issued ordinary shares of the Company valued at $10.10 per share.

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

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than completing our initial public offering and since its completion the active solicitation of a target business with which to complete a business combination and activities in connection with consummating the proposed business combination with MC Hologram. For the six months ended June 30, 2022 and 2021, we incurred $381,326 and $200,059 in formation, general and administrative expenses, respectively. For the six months ended June 30, 2022 and 2021, we had net losses of $413,647 and $199,991, respectively.

For the three months ended June 30, 2022 and 2021, we incurred $122,893 and $143,280 in formation, general and administrative expenses, respectively. For the three months ended June 30, 2022 and 2021, we had net losses of $103,801 and $143,212, respectively.

For the six months ended June 30, 2022 and 2021, we had net losses per share of $0.09 and $0.77, respectively.

For the three months ended June 30, 2022 and 2021, we had net losses per share of $0.05 and $0.76, respectively.

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

Transaction costs for the IPO amounted to $2,887,500, consisting of $1,150,000 of underwriting fees, $1,437,500 of deferred underwriting fees and $300,000 of other offering costs. There was no cash balance as of June 30, 2022, cash of $0 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

As of June 30, 2022, we had cash and marketable securities of $58,356,044 held in the trust account. We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

For the six months ended June 30, 2022, cash used in operating activities was $260,764, consisting primarily of a net loss of $413,647 and change in fair value of warrant liabilities of $77,883. Changes in our operating assets and liabilities provided cash of $75,000.

For the six months ended June 30, 2021, cash used in operating activities was $174,694, consisting primarily of a net loss of $199,991 and changes in our operating assets and liabilities provided cash of $25,365.

At June 30, 2022, we had cash of $0 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of May 9, 2022, we have an outstanding working capital loan balance from the Sponsor in the aggregate amount of $385,000 in order to finance transaction costs in connection with the Business Combination. On May 9, 2022, we issued a promissory note of $1,000,000 to our Sponsor for our Sponsor to provide any additional working capital loan to the Company on an as-needed basis towards the consummation of a Business Combination. Outstanding working capital loans, if any, under this promissory note will be paid off by applying the proceeds from the Trust Account after the redemption upon the closing. As of June 30, 2022, we have a balance of $422,111 loan from our sponsor.

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

Going concern consideration

As of June 30, 2022, the Company had working capital deficit of $634,611 and net loss of $413,647 for the six months ended June 30, 2022. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Initial Public Offering as discussed in Note 4. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful within the Combination Period. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required up to $1,500,000 as discussed in Note 6. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of June 30, 2022 we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

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

Cash and Investments

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021. The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

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

Ordinary Shares as Temporary Equity

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2022 and December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants, as well as the revision for the temporary equity subject to possible redemption, as described in the Company's Form 8-K filed on January 20, 2022, our disclosure controls and procedures were not effective.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

August 15, 2022	GOLDEN PATH ACQUISITION CORPORATION

	By:	/s/ Shaosen Cheng
Shaosen Cheng
Chief Executive Officer and Principal Executive Officer

	By:	/s/ Teddy Zheng
Teddy Zheng
Chief Financial Officer and Principal Accounting Officer