Form 10-Q
period 2022-09-30
MicroCloud Hologram Inc.
filed 2022-11-10
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File No. 001-440519

MicroCloud Hologram Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 302, Building A, Zhong Ke Na Neng Building,
Yue Xing Sixth Road, Nanshan District, Shenzhen,
People’s Republic of China 518000

(Address of principal executive offices) (Zip Code)

+86 (0755) 2291 2036

(Registrant’s telephone number, including area code)

Golden Path Acquisition Corporation
100 Park Avenue, New York, New York 10017

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0001 per share	HOLO	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one-half ordinary share at an exercise price of $11.50 per share	HOLOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

50,812,035 shares of common stock, par value $0.0001 per share, outstanding as of November 9, 2022.

MicroCloud Hologram Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

EXPLANATORY NOTE

On September 16, 2022 (the “Closing Date”), MicroCloud Hologram Inc., a Cayman Islands exempted company (formerly known as Golden Path Acquisition Corporation (“Golden Path”)), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to the Business Combination and Merger Agreement dated September 10, 2021 (as amended on August 5, 2022 and August 10, 2022, the “Merger Agreement”), by and among Golden Path, Golden Path Merger Sub Corporation (“Golden Path Merger Sub”), a Cayman Islands exempted company incorporated for the purpose of effectuating the Business Combination, and MC Hologram Inc. (“MC”), a Cayman Islands exempted company. Please see “Item 2 Financial statements - Note 1 - Nature of Business and Organization” for additional detail regarding the Business Combination.

Unless stated otherwise, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains information about Golden Path before the Business Combination. References to the “Company,” “we,” “us,” “our,” in this Quarterly Report refer to Golden Path before the consummation of the Business Transaction or MicroCloud Hologram Inc. and/or its consolidated subsidiaries after the Business Combination, as the context suggests.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Forward-looking statements in this Form 10-Q may include, for example, statements concerning:

●	changes in the competitive environment, due to macroeconomic conditions or otherwise, or damage to our reputation;

●	fluctuations in currency exchange, interest or inflation rates that could impact our financial condition or results;

●	changes in our accounting estimates and assumptions on our financial statements;

●	the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, particularly given the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions;

●	failure to protect intellectual property rights or allegations that we have infringed on the intellectual property rights of others;

●	the failure to retain, attract and develop experienced and qualified personnel;

●	the effects of natural or man-made disasters, including the effects of the COVID-19 and other health pandemics and the impacts of climate change;

●	any system or network disruption or breach resulting in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting liabilities or damage to our reputation;

●	our ability to develop, implement, update and enhance new technology;

●	the actions taken by third parties that perform aspects of our business operations and client services; and

●	our ability to continue, and the costs and risks associated with, growing and developing our business, and entering into new lines of business or products.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. We operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no (and expressly disclaim any) obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	September 30,	September 30,
	2021	2021	2022	2022
	RMB	RMB	RMB	USD
ASSETS

CURRENT ASSETS
Cash and cash equivalents	48,006,979	44,204,945	334,076,855	46,963,781
Accounts receivable, net	68,256,436	70,830,038	95,159,508	13,377,313
Prepayments and other current assets	624,866	3,448,778	13,879,675	1,951,174
Due from related parties	20,000	-	60,280	8,474
Loan receivable	13,329,441	61,027,011	-	-
Inventories, net	1,925,511	1,884,166	1,056,940	148,582
Total current assets	132,163,233	181,394,938	444,233,258	62,449,324

NON-CURRENT ASSETS
Property and equipment, net	294,242	732,162	1,813,960	255,002
Prepayment and deposits, net	449,692	668,542	545,221	76,646
Intangible assets, net	21,755,762	23,351,609	16,971,128	2,385,764
Investments in unconsolidated entities	1,600,000	600,000	1,600,000	224,924
Right-of-use assets, net	-	-	5,362,137	753,797
Goodwill	21,155,897	21,155,897	21,155,897	2,974,049
Total non-current assets	45,255,593	46,508,210	47,448,343	6,670,182
Total assets	177,418,826	227,903,148	491,681,601	69,119,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	47,016,489	93,439,511	53,739,316	7,554,553
Advance from customers	858,712	647,511	18,524,839	2,604,181
Other payables and accrued liabilities	11,657,704	43,466,322	14,016,075	1,970,349
Due to related parties	350,370	425,350	350,000	49,202
Operating lease liabilities - current	-	-	1,911,143	268,664
Loan payable	-	-	4,440,000	624,165
Taxes payable	3,249,284	646,788	773,248	108,701
Total current liabilities	63,132,559	138,625,482	93,754,621	13,179,815

NON-CURRENT LIABILITIES
Operating lease liabilities - noncurrent	-	-	3,538,979	497,502
Deferred tax liabilities	1,986,994	2,527,706	718,087	100,947
Warrant liabilities	-	-	419,697	59,000
Total other liabilities	1,986,994	2,527,706	4,676,763	657,449
Total liabilities	65,119,553	141,153,188	98,431,384	13,837,264

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Ordinary shares, $0.0001 par value*	86,093	86,093	36,144	5,081
Additional paid-in capital	29,910,089	29,910,089	261,072,633	36,701,010
Retained earnings	73,819,679	50,257,013	117,978,132	16,585,103
Statutory reserves	8,541,295	6,540,710	10,264,029	1,442,894
Accumulated other comprehensive income (loss)	(57,817)	(43,945)	1,300,060	182,762
Total MICROCLOUD HOLOGRAM INC. shareholders’ equity	112,299,339	86,749,960	390,650,998	54,916,850
Non-controlling interest	(66)	-	2,599,219	365,392
Total Equity	112,299,273	86,749,960	393,250,217	55,282,242
Total liabilities and shareholders’ equity	177,418,826	227,903,148	491,681,601	69,119,506

*	Retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended September 30,			For the nine months ended September 30,
	2021	2022	2022	2021	2022	2022
	RMB	RMB	USD	RMB	RMB	USD
OPERATING REVENUES
Products	16,361,712	19,996,659	2,811,086	85,344,274	106,275,662	14,939,996
Services	37,682,675	152,456,502	21,431,996	186,612,702	318,324,137	44,749,299
Total Operating Revenues	54,044,387	172,453,161	24,243,082	271,956,976	424,599,799	59,689,295

COST OF REVENUES
Products	(13,033,962)	(14,988,401)	(2,107,036)	(69,255,267)	(94,874,546)	(13,337,253)
Services	(4,606,996)	(90,454,228)	(12,715,854)	(14,060,155)	(136,944,352)	(19,251,332)
Total Cost of Revenues	(17,640,958)	(105,442,629)	(14,822,890)	(83,315,422)	(231,818,898)	(32,588,585)

GROSS PROFIT	36,403,429	67,010,532	9,420,192	188,641,554	192,780,901	27,100,710

OPERATING EXPENSES
Provision for doubtful accounts	(763,479)	(2,108,156)	(296,360)	(772,728)	(3,345,438)	(470,294)
Selling expenses	(1,385,863)	(2,316,053)	(325,586)	(3,813,409)	(5,679,054)	(798,349)
General and administrative expenses	(8,019,119)	(6,258,991)	(879,875)	(15,400,176)	(17,473,403)	(2,456,372)
Research and development expenses	(19,565,308)	(49,023,855)	(6,891,664)	(114,442,055)	(124,836,044)	(17,549,173)
Total operating expenses	(29,733,769)	(59,707,055)	(8,393,485)	(134,428,368)	(151,333,939)	(21,274,188)

INCOME FROM OPERATIONS	6,669,660	7,303,477	1,026,707	54,213,186	41,446,962	5,826,522

CHANGE IN FAIR VALUE OF WARRANT LIABILITY	-	4,686,893	658,873	-	4,686,893	658,873

OTHER INCOME (EXPENSE)
Finance income (expenses), net	(33,995)	(120,294)	(16,911)	(135,430)	157,193	22,098
Other income, net	(11,826)	347,463	48,846	1,337,826	927,313	130,360
Total other income, net	(45,821)	227,169	31,935	1,202,396	1,084,506	152,458

PROFIT BEFORE INCOME TAXES	6,623,839	12,217,539	1,717,515	55,415,582	47,218,361	6,637,853
BENEFIT (PROVISION) FOR INCOME TAX	418,198	(407,650)	(57,307)	265,707	1,262,111	177,425

NET INCOME	7,042,037	11,809,889	1,660,208	55,681,289	48,480,472	6,815,278
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	2,662,315	374,262	-	2,599,285	365,402
NET INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	7,042,037	9,147,574	1,285,946	55,681,289	45,881,187	6,449,876

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(4,570)	734,234	103,217	(18,150)	1,357,877	190,887

COMPREHENSIVE INCOME	7,037,467	12,544,123	1,763,425	55,663,139	49,838,349	7,006,165
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	2,662,315	374,262	-	2,599,285	365,402
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	7,037,467	9,881,808	1,389,163	55,663,139	47,239,064	6,640,763

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Weighted average number of ordinary shares outstanding-Basic and diluted*	50,812,035	50,812,035	50,812,035	50,812,035	50,812,035	50,812,035

EARNINGS PER SHARE ATTRIBUTABLE TO MC HOLOGRAM INC. ORDINARY SHAREHOLDERS
Earnings per ordinary share - Basic and diluted*	0.73	0.62	0.09	1.10	0.90	0.13

*	Retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained earnings		Accumulated
	Ordinary shares		Additional	(Deficit)		other	Non-
		Par	paid-in	Statutory		comprehensive	controlling
	Shares	value	capital	reserves	Unrestricted	(loss)	Interest	Total	Total
		RMB	RMB	RMB	RMB	RMB	RMB	RMB	USD
BALANCE, December 31, 2020	132,000,000	86,093	29,910,089	5,802,662	(4,686,228)	(25,795)	-	31,086,821	4,370,116
Net income	-	-	-	-	48,639,252	-	-	48,639,252	6,837,598
Statutory reserves	-	-	-	780,655	(780,655)	-	-	-	-
Foreign currency translation	-	-	-	-	-	(13,580)	-	(13,580)	(1,909)
BALANCE, June 30, 2021	132,000,000	86,093	29,910,089	6,583,317	43,172,369	(39,375)	-	79,712,493	11,205,805
Net income	-	-	-	-	7,042,037	-	-	7,042,037	989,954
Statutory reserves	-	-	-	(42,607)	42,607	-	-	-	-
Foreign currency translation	-	-	-	-	-	(4,570)	-	(4,570)	(642)
BALANCE, September 30, 2021	132,000,000	86,093	29,910,089	6,540,710	50,257,013	(43,945)	-	86,749,960	12,195,117

						Accumulated
	Ordinary shares		Additional	Retained earnings		other	Non-
		Par	paid-in	Statutory		comprehensive	controlling
	Shares	value	capital	reserves	Unrestricted	(loss)	Interest	Total	Total
		RMB	RMB	RMB	RMB	RMB	RMB	RMB	USD
BALANCE, December 31, 2021	132,000,000	86,093	29,910,089	8,541,295	73,819,679	(57,817)	(66)	112,299,273	15,786,782
Net income	-	-	-	-	36,733,613	-	(63,030)	36,670,583	5,155,069
Statutory reserves	-	-	-	1,722,734	(1,722,734)	-	-	-	-
Foreign currency translation	-	-	-	-	-	623,643	-	623,643	87,670
BALANCE, June 30, 2022	132,000,000	86,093	29,910,089	10,264,029	108,830,558	565,826	(63,096)	149,593,499	21,029,521
Net income	-	-	-	-	9,147,574	-	2,662,315	11,809,889	1,660,208
Cancellation of the outstanding shares in MC held by former MC shareholders	(132,000,000)	(86,093)	-	-	-	-	-	(86,093)	(12,103)
Initial common shares of Golden Path	1,708,000	1,215	-	-	-	-	-	1,215	171
Initial common shares of Golden Path subject to possible redemption	5,750,000	4,090	-	-	-	-	-	4,090	575
Shares converted from rights	602,050	428	-	-	-	-	-	428	60
Issuance of common stock to Finder	380,000	270	-	-	-	-	-	270	38
Issuance of common stock as consideration of business combination	44,554,455	31,964	231,162,544	-	-	-	-	231,194,238	32,500,773
Redemption of common stock	(2,182,470)	(1,553)	-	-	-	-	-	(1,553)	(218)
Foreign currency translation	-	-	-	-	-	734,234	-	734,234	103,217
BALANCE, September 30, 2022	50,812,035	36,144	261,072,633	10,264,029	117,978,132	1,300,060	2,599,219	393,250,217	55,282,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2022	2022
	RMB	RMB	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	55,681,289	48,480,472	6,815,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,002,903	5,076,699	713,671
Amortization of operating lease right-of-use assets	-	1,231,994	173,191
Provision for doubtful accounts	772,728	3,345,438	470,294
Deferred tax benefits	(301,236)	(1,268,907)	(178,380)
Provision for inventory reserve	25,919	-	-
Loss on disposal fixed assets	169	3,285	462
Change in fair value of warrant liabilities	-	(4,686,893)	(658,873)
Gain on bargain purchase	-	(47,595)	(6,691)

Change in operating assets and liabilities:
Accounts receivable	21,199,316	(29,656,459)	(4,169,039)
Prepayment and other current assets	1,495,586	(12,249,460)	(1,722,002)
Inventories	2,958,566	868,571	122,102
Prepayments and deposits	(41,500)	(95,529)	(13,429)
Accounts payable	40,392,599	6,722,827	945,080
Operating lease liabilities	-	(1,144,009)	(160,822)
Advance from customers	(909,666)	17,666,127	2,483,465
Other payables and accrued liabilities	1,499,825	3,800,514	534,268
Taxes payable	(1,220,239)	(3,313,109)	(465,749)
Net cash provided by operating activities	126,556,259	34,733,966	4,882,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition payable - related parties	(50,000,000)	-	-
Loan to third parties	(61,027,011)	(10,339,518)	(1,453,506)
Loan repayment from third parties	-	23,668,959	3,327,330
Net cash received on acquisition	-	3,697,626	519,804
Purchases of property and equipment	(131,969)	(1,815,068)	(255,158)
Net cash (used in) provided by investing activities	(111,158,980)	15,211,999	2,138,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts advanced from related parties	1,811,572	(1,991,780)	(28,000)
Amounts advanced to related parties	-	(40,280)	(5,662)
Proceeds from related parties	8,723,084	-	-
Repayments to related parties	(10,568,100)	(370)	(52)
Repayments of third-party loan	(1,171,052)	(60,000)	(8,435)
Investments in unconsolidated entities	(600,000)	-	-
Capital contribution in reverse capitalization	-	236,285,004	33,216,420
Proceeds of third-party loan	-	500,000	70,289
Net cash (used in) provided by financing activities	(1,804,496)	234,692,574	32,992,560

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(70,212)	1,431,337	201,211

CHANGE IN CASH AND CASH EQUIVALENTS	13,522,571	286,069,876	40,215,067

CASH AND CASH EQUIVALENTS, beginning of period	30,682,374	48,006,979	6,748,714

CASH AND CASH EQUIVALENTS, end of period	44,204,945	334,076,855	46,963,781

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	69,348	4,201	591
Cash paid for interest expense	20,177	38,084	5,354

NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease liabilities	-	6,594,131	926,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of business and organization

Microcloud Hologram Inc. (formerly known as Golden Path Acquisition Corporation (“Golden Path” or “the Company”)), a Cayman Islands exempted company, is a leading holographic digitalization technology service provider in China, which is committed to providing first-class holographic technology services to the customers worldwide.

MC Hologram Inc. (“MC”) is a holding company incorporated on November 10, 2020, under the laws of the Cayman Islands. The Company has no substantive operations other than holding all of the outstanding share capital of Quantum Edge HK Limited (“Mengyun HK”), which was established in Hong Kong on November 25, 2020. Mengyun HK is also a holding company holding all of the outstanding equity of Beijing Xihuiyun Technology Co., Ltd (“Beijing Xihuiyun”) which was established on May 11, 2021 under the law of the People’s Republic of China (“PRC” or “China”).

Reorganization

On September 10, 2021, MC completed a reorganization of entities under common control of its then existing shareholders, who collectively owned majority of the equity interests of MC. MC, Mengyun HK and Beijing Xihuiyun were established as the holding companies of Shanghai Mengyun. All of these entities are under common control as the same group of shareholders held more than 50% of the voting ownership interest of each entity which results in the consolidation of Shanghai Mengyun and its subsidiaries which have been accounted for as a reorganization of entities under common control at carrying value.

After the reorganization, MC owns 100% equity interests of Mengyun HK, Mengyun HK owns 100% equity interests of Beijing Xihuiyun. Mengyun HK and Beijing Xihuiyun together own 100% equity interest of Shanghai Mengyun. The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the consolidated financial statements.

The Company, through its wholly owned subsidiaries, are mainly engaged in holographic technology: (1) Holographic solutions, and (2) Holographic technology service. The majority of Company’s business activities are carried out in Shenzhen, China.

As September 30, 2022, there are twenty-two subsidiaries under the consolidation of the Shanghai Mengyun.

In March 2016, Shanghai Mengyun established wholly owned subsidiaries Shenzhen Mengyun Holographic Technology Co.,Ltd. (“Shenzhen Mengyun”) and Mcloudvr Software Network Technology Co., Limited(“Mcloudvr Software”). Shenzhen Mengyun established Horgos Weiyi Software Technology Co., Ltd. (“Horgos Weiyi”) on September 6, 2016 and Shenzhen Yunao Hongxiang Technology Co., Ltd. (“Shenzhen Yunao”) on December 3, 2021. Shenzhen Mengyun and subsidiaries engaged in holographic integrated entertainment solutions.

On June 26, 2017, Shanghai Mengyun acquired Shenzhen Qianhaiyoushi Technology Co., Ltd. (“Qianhai Youshi”) and Qianhai Youshi’s subsidiary Kashgar Youshi Information Technology Co., Ltd. (“Kashgar Youshi”). Qianhai Youshi established wholly owned subsidiaries Horgos Youshi Information Technology Co., Ltd. (“Horgos Youshi”) in November 2020 and acquired Shenzhen Yijia Network Technology Co., Ltd. (“Yijia Network”) in July 2020. Qianhai Youshi and subsidiaries are mainly engaged in holographic content sales and SDK software services.

On July 1, 2020, Shenzhen Mengyun acquired Shenzhen Bowei BroadVision Technology Co., Ltd. (“Shenzhen Bowei”), Shenzhen Bowei established wholly owned subsidiaries Horgos BroadVision Technology Co., Ltd. (“Horgos Bowei”) and Broadvision Intelligence (Hong Kong), Ltd. (“Broadvision HK”) in November 2020. Shenzhen Bowei and subsidiaries are mainly engaged in holographic printed circuit board assembly (“PCBA”) solutions.

On October 1, 2020, Shenzhen Mengyun acquired Shenzhen Tianyuemeng Technology Co., Ltd. (“Shenzhen Tianyuemeng”). Shenzhen Tianyuemeng established Horgos Tianyuemeng Technology Co., Ltd. (“Horgos Tianyuemeng”) in October 2020 and Horgos Tianyuemeng Technology Co., Ltd.-Shenzhen Branch (“Horgos Tianyuemeng-SZ”) in March 2021, which was later dissolved on December 10, 2021. Shenzhen Tianyuemeng and subsidiary engaged in holographic advertising services and SDK software services.

On October 5, 2020, Shenzhen Mengyun acquired Mcloudvr Software Network Technology HK (“Mcloudvr HK”) for no consideration, which engaged in holographic integrated entertainment solutions, from the majority shareholder of Shanghai Mengyun, As of the acquisition date, there is no operation for Mcloudvr HK. Mcloudvr HK and another two investors established Ocean Cloud Technology Co., Limited. (“Ocean HK”) in November 2021 and Ocean HK established Shenzhen Haiyun Xinsheng Technology Co., Ltd. (“Shenzhen Haiyun”) in December 2021. On January 18, 2022, Shenzhen Haiyun acquired Shenzhen Tata Mutual Entertainment Information Technology Co., Ltd. (“Shenzhen Tata”) for RMB 4 (USD 0.62) from four third parties. Shenzhen Tata further established Horgos Tata Mutual Entertainment Information Technology Co., Ltd. (“Horgos Tata”) on March 22, 2022. On June 30, 2022, Shenzhen Haiyun transferred Shenzhen Tata and its subsidiary to an third party for RMB 1 (USD 0.15). On January 29, 2022, Shenzhen Haiyun established Shenzhen Youmi Technology Co., Ltd. (“Shenzhen Youmi”) under the law of PRC. Shenzhen Youmi further established Horgos Youmi Technology Co., Ltd. (“Horgos Youmi”) on March 17, 2022. On February 18, 2022, Shenzhen Haiyun established Shenzhen Yushian Technology Co., Ltd. (“Shenzhen Yushi”) under the law of PRC. Shenzhen Yushi further established Horgos Yushian Technology Co., Ltd. (“Horgos Yushi”) on March 24, 2022.

On June 24, 2021 Shanghai Mengyun established Quanyou Vision Technology Co., Ltd (“Shanghai Quanyou”), which primarily engages in software development and was later dissolved on September 1, 2021.

On July 31, 2022, Shenzhen Haiyun acquired Beijing Weixiaohai Technology Co., Ltd. (“Beijing Weixiaohai”), which engaged in advertising service.

The Company’s main recognized revenue producing assets includes patented holographic software and technology, and customer relationship. The unrecognized revenue producing assets include digital product copyright and licensing.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities as of September 30, 2022:

Name	Background		Ownership
Quantum Edge HK Limited (“Mengyun HK”)	-	A Hong Kong company	100% owned by MC
	-	Formed on November 25, 2020
	-	Registered capital of HK 10,000 (USD 1,290)
	-	A holding company

Beijing Xihuiyun Technology Co., Ltd (“Beijing Xihuiyun”)	-	PRC limited liability company	100% owned by Mengyun HK
	-	Formed on May 11, 2021
	-	Registered capital of RMB 207,048,000 (USD 30,000,000)
	-	A holding company

Shanghai Mengyun Holographic Technology Co., Ltd. (“Shanghai Mengyun”)	-	A PRC limited liability company	81.63% owned by Beijing Xihuiyun and 18.37% owned by Mengyun HK
	-	Formed on March 24, 2016
	-	Registered capital of RMB 27,000,000 (USD 4,316,665)
	-	Primarily engages in holographic integrated solutions.

Name	Background		Ownership
Shenzhen Mengyun Holographic Technology Co., Ltd. (“Shenzhen Mengyun”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on March 15, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic integrated solutions.

Shenzhen Qianhai Youshi Technology Co., Ltd. (“Qianhai Youshi”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on August 14, 2014
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Mcloudvr Software Network Technology Co., Limited (“Mcloudvr Software”)	-	A Seychelles Islands company	100% owned by Shanghai Mengyun
	-	Formed on February 25, 2016
	-	Registered capital of USD 50,000 (No operation and dissolved in May 2019)

Shenzhen Yijia Network Technology Co., Ltd. (“Yijia Network”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on September 25, 2008
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Horgos Youshi Network Technology Co., Ltd. (“Horgos Youshi”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on November 2, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in holographic content sales and SDK software services.

Horgos Weiyi Software Technology Co., Ltd. (“Horgos Weiyi”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on September 6, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic integrated solutions.

Shenzhen BroadVision Technology Co., Ltd. (“Shenzhen Bowei”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on April 12, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic PCBA solutions.

Mcloudvr Software Network Technology HK Co., Limited (“Mcloudvr HK”)	-	A Hong Kong company	100% owned by Shenzhen Mengyun
	-	Formed on February 2, 2016
	-	Registered capital of HKD 100,000 (USD 12,882)
	-	Primarily engages in holographic integrated solutions.

Name	Background		Ownership
Shenzhen Tianyuemeng Technology Co., Ltd. (“Shenzhen Tianyuemeng”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on January 6, 2014
	-	Registered capital of RMB 20,000,000 (USD 3,076,922)
	-	Primarily engages in holographic advertising services.

Shenzhen Yunao Hongxiang Technology Co., Ltd. (“Shenzhen Yunao”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on December 3, 2021
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Broadvision Intelligence (Hong Kong), Ltd. (“Broadvision HK”)	-	A Hong Kong company	100% owned by Shenzhen Bowei
	-	Formed on November 5, 2020
	-	Registered capital of HKD 10,000 (USD 1,288)
	-	No operation

Horgos BroadVision Technology Co., Ltd. (“Horgos Bowei”)	-	A PRC limited liability company	100% owned by Shenzhen Bowei
	-	Formed on November 4, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in holographic PCBA solutions.

Horgos Tianyuemeng Technology Co., Ltd. (“Horgos Tianyuemeng”)	-	A PRC limited liability company	100% owned by Shenzhen Tianyuemeng
	-	Formed on October 23, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in SDK software services.

Horgos Tianyuemeng Technology Co., Ltd.-Shenzhen Branch (“Horgos Tianyuemeng-SZ”)	-	A PRC limited liability company	100% owned by Horgos Tianyuemeng
	-	Formed on March 19, 2021
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	No operation
	-	Dissolved on December 10, 2021

Shanghai Mengyun Quanyou Vision Technology Co., Ltd (“Shanghai Quanyou”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on June 24, 2021
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	No operation
	-	Dissolved on September 1, 2021

Name	Background		Ownership
Ocean Cloud Technology Co., Limited. (“Ocean HK”)	-	A Hong Kong company	56% owned by Mcloudvr HK
	-	Formed on November 4, 2021
	-	Registered capital of HKD 10,000 (USD 1,288)
	-	No operation

Shenzhen Haiyun Xinsheng Technology Co., Ltd. (“Shenzhen Haiyun”)	-	A PRC limited liability company	100% owned by Ocean HK
	-	Formed on December 3, 2021
	-	Registered capital of RMB 50,000,000 (USD 7,846,707)
	-	No operation

Shenzhen Tata Mutual Entertainment Information Technology Co., Ltd. (“Shenzhen Tata”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on January 16, 2020
	-	Sold on June 30, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion service

Shenzhen Youmi Technology Co., Ltd. (“Shenzhen Youmi”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on March 17, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion and advertising service

Shenzhen Yushian Technology Co., Ltd. (“Shenzhen Yushi”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on February 18, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Horgos Tata Mutual Entertainment Information Technology Co., Ltd. (“Horgos Tata”)	-	A PRC limited liability company	100% owned by Shenzhen Tata
	-	Formed on March 22, 2022
	-	Sold on June 30, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion service

Horgos Youmi Technology Co., Ltd. (“Horgos Youmi”)	-	A PRC limited liability company	100% owned by Shenzhen Youmi
	-	Formed on January 29, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Name	Background		Ownership
Horgos Yushian Technology Co., Ltd. (“Horgos Yushi”)	-	A PRC limited liability company	100% owned by Shenzhen Yushi
	-	Formed on March 24, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Kashgar Youshi Information Technology Co., Ltd. (“Kashgar Youshi”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on May 5, 2016
	-	Registered capital of RMB 5,000,000 (USD 769,230)
	-	Primarily engages in holographic content sales and SDK software services.

Beijing Weixiaohai Technology Co., Ltd. (“Beijing Weixiaohai”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on April 17, 2019
	-	Registered capital of RMB 8,000,000 (USD 1,124,622)
	-	Primarily engages in Advertising service.

Reverse Recapitalization with Golden Path Acquisition Corporation

On September 16, 2022, in accordance with the Business Combination and Merger Agreement dated September 10, 2021 (as amended on August 5, 2022 and August 10, 2022, the “Merger Agreement”), by and among Golden Path, Golden Path Merger Sub Corporation (“Golden Path Merger Sub”), the closing of the Business Combination (the “Closing”) occurred, pursuant to which Golden Path issued 44,554,455 ordinary shares to MC shareholders. Prior to the Transaction Close, the holders of Golden Path ordinary shares had the right to redeem all or a portion of their Golden Path ordinary shares calculated in accordance with Golden Path’s governing documents. At the Closing, each of Golden Path’s public units separated into its components consisting of one ordinary share, one warrant and one right, as a result, the units no longer trade as a separate security. As a result of the closing of the Business Combination, after reflecting the actual redemption of 2,182,470 shares by Golden Path shareholders, MC owns approximately 87.68% of the outstanding Golden Path ordinary shares, the former shareholders of Golden Path owns approximately 11.57% of the outstanding Golden Path ordinary shares, and Peace Asset Management, a private held entity who facilitated the business combination, owns approximately 0.75 % as of September 30, 2022 (not giving effect to any shares issuable to them upon the exercise of any Golden Path warrants). Immediately after giving effect to the Business Combination, MicroCloud has 50,812,035 ordinary shares issued and outstanding, and 6,020,500 warrants outstanding. The proceeds received from the Reverse Recapitalization is $33.2 million, net of certain transaction costs.

As a result of the consummation of the Business Combination, MC is now a wholly owned subsidiary of the Company, which has changed its name to MicroCloud Hologram Inc.

Following the Closing, on September 19, 2022, the ordinary shares and public warrants outstanding upon the Closing began trading on the NASDAQ Stock Exchange (the “NASDAQ”) under the symbols “HOLO” and “HOLOW,” respectively.

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“GAAP”) because the primary assets of Golden Path would be nominal following the close of the Merger. Under this method of accounting, Golden Path was treated as the “acquired” company for financial reporting purposes and MC was determined to be the accounting acquirer based on the terms of the Merger and other factors including: (i) MC’s stockholders have a majority of the voting power of the combined company, (ii) MC comprises a majority of the governing body of the combined company, and MC’s senior management comprises all of the senior management of the combined company, and (iii) MC comprises all of the ongoing operations of the combined entity. Accordingly, for accounting purposes, this transaction was treated as the equivalent of the Company issuing shares for the net assets of Golden Path, accompanied by a recapitalization. The shares and net loss per common share, prior to the Reverse Recapitalization, have been retroactively restated as shares reflecting the Exchange Ratio established in the Reverse Recapitalization (XX Golden Path shares for 1 the Company share). The net assets of Golden Path were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of MC.

Note 2 — Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from operations, advance from shareholders, and proceeds from third party loan have been utilized to finance the working capital requirements of the Company. As of September 30, 2022, the Company had cash of RMB 334.1 million (USD 47.0 million). The Company’s working capital was approximately RMB 350.5 million (USD 49.3 million) as of September 30, 2022. The Company believes its revenues and operations will continue to grow and the current working capital is sufficient to support its operations and debt obligations as they become due one year through report date.

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for any other nine months period or for the full year of 2022. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the years ended December 31, 2020 and 2021.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates and assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, revenue recognition, inventory reserve, purchase price allocation for business combination, uncertain tax position, and deferred taxes. Actual results could differ from these estimates.

Foreign currency translation and transaction

The functional currency of the Company, Menyun HK, Broadvision HK, and Mcloudvr HK is in US dollars and the functional currency of the Company’s other subsidiaries are Renminbi (“RMB”), as determined based on the criteria of Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. The reporting currency of the Company is also the RMB.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange in place at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the unaudited consolidated statement of operations.

In the unaudited consolidated financial statements, the financial information of the Company and other entities located outside of the PRC has been translated into RMB. Assets and liabilities of the Company translated from their respective functional currencies to the reporting currency at the exchange rates at the balance sheet dates, equity accounts are translated at historical exchange rates and revenues and expenses are translated at the average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustment are recorded in other comprehensive income (loss).

The balance sheet amounts, with the exception of shareholders’ equity for MC, Mengyun HK and Mcloudvr HK at December 31, 2021 and September 30, 2022 were translated at RMB 1.00 to USD 0.1569 and to USD 0.1406, respectively. The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Convenience translation

Translations of balances in the unaudited consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows from RMB into USD as of and for the nine months ended September 30, 2022 are solely for the convenience of the reader and were calculated at the rate of RMB 1.00 to USD 0.1406, representing the noon buying rate set forth in the H.10 statistical release of the U.S. Federal Reserve Board on September 30, 2022. No representation is made that the RMB amounts represent or could have been, or could be, converted, realized or settled into USD at that rate, or at any other rate.

Cash and cash equivalents

Cash and cash equivalents primarily consists of bank deposits with original maturities of six months or less, which are unrestricted as to withdrawal and use. Cash and cash equivalents also consist of funds earned from the Company’s operating revenues which were held at third party platform fund accounts which are unrestricted as to immediate use or withdrawal. The Company maintains most of its bank accounts in the PRC.

Accounts receivable, net

Accounts receivables include trade accounts due from customers. Accounts are considered overdue after 90 days. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and provides an allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of December 31, 2021, and September 30, 2022, the Company has RMB 1,886,468 and RMB 5,231,906 (USD 735,488) of allowance for doubtful accounts for accounts receivable, respectively.

Inventories, net

Inventories are comprised of raw material and finish goods are stated at the lower of cost or net realizable value using the weighted average method. Cost of finished goods comprise direct material and outsourced assembling costs. Management reviews inventories for obsolescence and cost in excess of net realizable value periodically when appropriate and records a reserve against the inventory when the carrying value exceeds net realizable value. As of December 31, 2021, and September 30, 2022, the Company has an allowance of RMB 176,459 and RMB 176,459 (USD 24,806), respectively.

Prepayments, other current assets and deposits, net

Prepayments and other current assets are mainly payments made to vendors or service providers for purchasing goods or services that have not been received or provided, deposits for rent and utilities and employee advances. This amount is refundable and bears no interest. Prepayment and deposit are classified as either current or non-current based on the terms of the respective agreements. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2021, and September 30, 2022, the Company made RMB 3,300 and RMB 3,300 (USD 464) allowance for noncurrent prepayments and deposits, respectively.

Due from related parties

Due from related parties primarily includes overpayment of acquisition payable to the prior owner of the entity, which the Company acquired in 2017 and advances to the Company’s equity investment investee for operational purpose, interest free and due on demand. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made.

Loans receivable

Loans receivable consists of two loans to third parties, which is carried at cost and includes unpaid principal and interest balances. The Company maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s loans receivable. As of September 30, 2022, all the loan balance and related accrued interest was fully received. There was no allowance necessary as of December 31, 2021 and September 30, 2022.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment if applicable. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value. The estimated useful lives are as follows:

Useful Life
Office equipment	3 years
Mechanical equipment	3 – 5 years
Electronic equipment	3 – 5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of customer relationships, software, and non-competing agreements. Identifiable intangible assets resulting from the acquisitions of subsidiaries accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its intangible assets with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated useful lives of three to ten years.

Goodwill

Goodwill represents the excess of the consideration paid for an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written down to its fair value and the loss is recognized in the consolidated statements of income and comprehensive income. Impairment losses on goodwill are not reversed.

The Company has the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance with ASC 350-20, as amended by ASU 2017-04. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the impairment test described below is required. The Company compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being discounted cash flows.

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the nine months ended September 30, 2021 and 2022, no impairment of long-lived assets was recognized.

Investments in unconsolidated entities

The Company’s investments in unconsolidated entities consist of equity investments without readily determinable fair value.

The Company follows ASC Topic 321, Investments Equity Securities (“ASC 321”) to account for investments that do not have readily determinable fair value and over which the Company does not have significant influence. The Company uses the measurement alternative to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary.

Business combination

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the Company’s consolidated statements of income and comprehensive income. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.

Fair value measurement

U.S. GAAP regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

U.S. GAAP defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the unaudited consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Noncontrolling Interests

The Company’s noncontrolling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiaries, including 44% for Ocean HK and its subsidiaries. The noncontrolling interests are presented in the consolidated balance sheets separately from equity attributable to the shareholders of the Company. Noncontrolling interests in the results of the Company are presented on the consolidated statement of income as allocations of the total income or loss for the nine months ended September 30, 2022 between noncontrolling interest holders and the shareholders of the Company.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

Revenue recognition

Effective January 1, 2019, the Company adopted ASC Topic 606 using the modified retrospective adoption method. Based on the requirements of ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. The Company primarily sells its products to hospitals and medical equipment companies. Revenue is recognized when the following 5-step revenue recognition criteria are met:

1)	Identify the contract with a customer

2)	Identify the performance obligations in the contract

3)	Determine the transaction price

4)	Allocate the transaction price

5)	Recognize revenue when or as the entity satisfies a performance obligation

The Company’s revenue recognition policies effective upon the adoption of ASC 606 are as follows:

(i) Holographic Solutions

a. Holographic Technology LiDAR Products

The Company generates LiDAR revenue through selling integrated circuit board embedded with holographic software. The Company typically enters into written contracts with its customer where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of inventory. The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes product revenue at a point in time when the control of products are transferred to customers.

b. Holographic Technology Intelligence Vision software and Technology Development Service

The Company generates revenue by developing ADAS software and technology, which are generally on a fixed-priced basis. The Company has no alternative use for the customized software and the Company has an enforceable right to payment for performance completed to date. Revenues from ADAS software development contracts are recognized over time during the contract period based on the Company’s measurement of progress towards completion using input method, which is usually measured by comparing labor hours expended to date to total estimated labor hours needed to satisfy the performance obligation. As of December 31, 2021 and September 30, 2022, the Company’s aggregate amount of transaction price allocated to unsatisfied performance obligation is RMB 2,450,000 and RMB 465,800. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. The Company has a long history of developing various ADAS software resulting in its ability to reasonably estimate the progress toward completion on each fixed price customized contracts.

c. Holographic Technology Licensing and Content Products

The Company provides holographic content products and holographic software for music videos, shows, and commercials on a fixed-price basis. These contents and software are generally pre-developed and exist when made available to the customer. Content products are delivered through its website or offline using hard drive.

Revenues from licensing and content products are recognized at the point in time when the control of products or services is transferred to customers. No upgrades, maintenance, or any other post-contract customer support are provided.

d. Holographic Technology Hardware Sales

The Company is a distributer of holographic hardware and generates revenue through resale. In accordance with ASC 606, revenue recognition: principal agent consideration, an entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. Otherwise, the entity is an agent in the transaction. The Company evaluates three indicators of control in accordance with ASU 2016-08: 1) For hardware sales, the Company is the most visible entity to customers and assumes fulfilment risk and risks related to the acceptability of products, including addressing customer complaints directly and handling of product returns or refunds directly. 2) The Company assumes inventory risk after taking the title from vendors and is responsible for product damage during shipment period prior to acceptance of its customers and is also responsible for product return if the customer is not satisfied with the products. 3) The Company determines the resale price of hardware products. 4) The Company is the party that directs the use of the inventory and can prevent the vendor from transferring the product to a customer or to redirect the products to a different customer. After evaluating the above scenario, the Company considers itself the principal of these arrangements and records hardware sales revenue on a gross basis.

Hardware sales contracts are on a fixed price basis with no separate sales rebate, discount, or other incentive. Revenue is recognized at a point in time when the Company has delivered products and the acceptance by its customer with no future obligation. The Company generally permits returns of products due to deficits; however, returns are historically insignificant.

(ii) Holographic Technology Service

Holographic advertisements are the use of holographic technology integrated into advertisements on media platforms and offline display. The Company enters advertising contracts with advertisers to promote merchandises and services where the price, which is generally based on cost per action (“CPA”), is fixed and determinable. The Company provides its advertising service to channel providers where the amounts cost per action are also fixed and determinable. Revenue is recognized at a point of time when agreed actions are performed. The Company considers itself as provider of the services under the CPA model as it has the control of the services at any time before it is transferred to the customers which is evidenced by 1) having a right to a service to be performed by the other party, which gives the Company the ability to direct that party to provide the service to the customers on the Company’s behalf. 2) having discretion in setting the price for the service 3) billing monthly advertising fee directly to customers by settling valid CPA data with customers. Therefore, the Company acts as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis. The Company also provides advertisement services through influencers on social networks. The Company charges advertisers a fixed rate, which is generally a fixed percentage of total value of merchandise sold over a specific period (“GMV”). Revenue is recognized at a point of time when merchandise is sold through social network.

The Company’s SDK service is a collection of software development tools in one installable package that enables customers (usually software developers) to add holographic functionality and run holographic advertisements in their APPs or software. SDK contracts are primarily on a fixed rate basis, or cost per SDK Connection. The Company recognizes SDK service revenue at a point in time when a user completes an SDK connection via a designated portal. Service fees are generally billed monthly based on per-connection basis.

The Company also provides game promotion services for game developers and licensed game operators. The Company acted as a marketing channel that it will promote the games through in-house or third-party platforms, from which users can download the mobile and purchase virtual currency for in game premium features to enhance their game playing experience. The Company contracts with third party payment platforms for collection services offered to game players who have purchased virtual currency. The game developers, licensed operator, payment platforms and the marketing channels are entitled to profit sharing based on a prescribed percentage of the gross amount charged to the game players. The Company’s obligation in the promotion services is completed at a point in time when the game players made a payment to purchase virtual currency. The Company considered itself an agent in these arrangements since it does not control the services at any time. Accordingly, the Company records the game promotion service revenue on a net basis.

Contract balances:

The Company records receivable related to revenue when it has an unconditional right to invoice and receive payment.

Payments received from customers before all of the relevant criteria for revenue recognition met are recorded as deferred revenues.

The Company’s disaggregate revenue streams are summarized and disclosed in Note 22.

Cost of revenues

For holographic solutions, the cost of revenue consists primarily of the costs of hardware products sold and outsourced content providers, third party software development costs, and compensation expenses for the Company’s professionals.

For holographic technology service, the cost of revenue consists primarily of costs paid to channel distributors for advertising services and compensation expenses for the Company’s professionals.

Advertising costs

Advertising costs amounted to RMB 95,578 and RMB 2,381,192 (USD 334,743) for the nine months ended September 30, 2021 and 2022, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, outsourced subcontractors, as well as office rental, depreciation and related expenses for the Company’s research and product development team.

Value added taxes (“VAT”)

Revenue represents the invoiced value of service, net of VAT. VAT is based on the gross sales price. The VAT rate is 6% on services and 13% on goods in China. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded in taxes payable. All of the VAT returns filed by the Company’s subsidiaries in China, have been and remain subject to examination by the tax authorities for five years from the date of filing.

Income taxes

The Company are accounted for current income taxes in accordance with the laws of the relevant tax authorities. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit has a greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.

Other income, net

Other income includes government subsidies which are amounts granted by local government authorities as an incentive for companies to promote development of the local technology industry. The Company receives government subsidies and records such government subsidies as a liability when it is received. The Company records government subsidies as other income when there is no further performance obligation. Total government subsidies amounted to RMB 54,257 and RMB 144,613 (USD 20,329) for the nine months ended September 30, 2021 and 2022, respectively.

Other income also includes RMB 1,255,690 and RMB 802,619 (USD 112,830) of input VAT credits the Company redeemed during the nine months ended September 30, 2021 and 2022, respectively. As part of VAT reform in 2019, from April 1, 2019 to December 31, 2022, a taxpayer in certain service industries could claim an additional 10% of input VAT credit based on total input VAT paid to suppliers, the credit was applied to offset with the Company’s VAT payable.

Other income also includes RMB 27,879 of other non-operating income during the nine months ended September 30, 2021. Other income also includes RMB 19,919 (USD 2,799) of other non-operating expenses during the nine months ended September 30 2022.

Operating leases

Effective January 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On January 1, 2022, the Company recognized approximately RMB 5.7 million (USD 0.8 million) of right of use (“ROU”) assets and approximately RMB 5.7 million (USD 0.8 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 5.6% to 7%. On September 30, 2022, after the acquisition of Beijing Weixiaohai, the Company recognized approximately RMB 0.9 million (USD 0.1 million) of right of use (“ROU”) assets and approximately RMB 0.9 million (USD 0.1 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.3%.

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

When determining the lease payments for an operating lease transitioning to ASC 842 using the effective date, it’s based on future payments at the transition date, based on the present value of lease payments over the remaining lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

Statutory reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has two operating segments: (1) Holographic solutions, and (2) Holographic technology service.

Employee benefits

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were RMB 2,425,253 and RMB 3,526,106 (USD 495,692) the nine months ended September 30, 2021 and 2022, respectively.

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information.

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company is still evaluating the impact of the adoption of this ASU on the Company’s unaudited consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard does not have material impact on Company’s unaudited consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 — Reverse Recapitalization

On September 16, 2022, MC merged with the Golden Path Merger Sub and survived the merger and continued as the surviving company and a wholly owned subsidiary of Golden Path and continued its business operations. Immediately prior to the closing of the Merger, holders of 2,182,470 shares of Golden Path ordinary shares exercised their right to redeem such shares. The remaining 3,567,530 public shares converted to MC common stock with the consummation of the Merger.

Upon the Closing, 575,000 common ordinary shares were issued to public investors upon exchange of the Public Rights under the Public Units in Golden Path’s IPO. These shares issued were freely tradable.

Upon the Closing, 27,050 common ordinary shares were issued to sponsor upon exchange of rights under Private Units in Golden Path’s IPO. These shares issued were subjected to locking restriction.

In connection with the Merger, 380,000 shares of Golden Path were issued to Peace Asset upon the Closing, pursuant to an agreement between the Golden Path and Peace Asset Management Ltd. (“Peace Asset”) dated August 3, 2021, as Peace Asset was engaged as the finder to introduce MC to Golden Path in connection with the merge.

As of September 30, 2022 and after giving effect to all exchange, there were 50,812,035 shares of Common Stock outstanding, comprised of the 4,142,530 shares issued to public investors, 1,735,050 common stock hold by founder/sponsor, 380,000 common stock issued to Peace Asset, and 44,554,455 common stock issued to MC shareholders.

The number of shares of Common Stock issued immediately following the consummation of the Merger was:

Shares
Ordinary shares of Golden Path, outstanding prior to Merger	5,750,000
Less redemption of Golden Path shares	(2,182,470)
Public shares following redemptions	3,567,530
Shares issued upon closing to public shareholders (from rights)	575,000
Founder (Sponsor) Shares	1,708,000
Shares issued upon closing to Sponsor (from rights)	27,050
Shares issued upon closing to Finder (engaged Peace Asset)	380,000
MC shares	44,554,455
Total shares of common stock immediately after Merger	50,812,035

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Golden Path was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of MC are represented as a continuation of the financial statements of Golden Path, with the Merger being treated as the equivalent of MC issuing stock for the net assets of Golden Path, accompanied by a recapitalization. The net assets of Golden Path are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of MC in future reports.

MC has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances as of the Closing: (i) MC’s stockholders have a majority of the voting power of the combined company, (ii) MC comprises a majority of the governing body of the combined company, and MC’s senior management comprises all of the senior management of the combined company, and (iii) MC comprises all of the ongoing operations of the combined entity. Following the approval of the Business Combination, on September 16, 2022, we received net cash proceeds of $33.2 million from the closing of the Business Combination, net of certain transaction costs.

Note 4 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	December 31, 2021	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Accounts receivable	70,142,904	100,391,414	14,112,801
Less: allowance for doubtful accounts	(1,886,468)	(5,231,906)	(735,488)
Accounts receivable, net	68,256,436	95,159,508	13,377,313

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Beginning balance	1,366,117	1,886,468	265,194
Provision for doubtful accounts	520,351	3,345,438	470,294
Ending balance	1,886,468	5,231,906	735,488

Net provision for doubtful accounts for the nine months ended September 30, 2021 and 2022 amounted to RMB 772,728 and RMB 3,345,438 (USD 470,294), respectively.

Note 5 — Inventories, net

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Raw materials	1,489,080	1,085,066	152,536
Finished goods	612,890	148,333	20,852
Total	2,101,970	1,233,399	173,388
Less: Inventory allowance	(176,459)	(176,459)	(24,806)
Inventories, net	1,925,511	1,056,940	148,582

As of September 30, 2021 and September 30, 2022, the management of the Company estimated its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company recognized RMB 25,919 and Nil inventory allowance as of September 30, 2021 and September 30, 2022, respectively.

Movement of inventory reserve is as follows:

	December 31, 2021	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Beginning balance	88,412	176,459	24,806
Provision for inventory reserve	88,047	-	-
Ending balance	176,459	176,459	24,806

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Office equipment	1,143,955	1,151,239	161,839
Mechanical equipment	1,059,177	1,059,177	148,897
Electronic and other equipment	632,618	2,244,375	315,509
Vehicles	43,984	236,726	33,278
Less: accumulated depreciation	(2,585,492)	(2,877,557)	(404,521)
Total	294,242	1,813,960	255,002

Depreciation expense for the nine months ended September 30, 2021 and 2022 amounted to RMB 215,376 and RMB 292,065 (USD 41,058), respectively. The loss from disposal of fixed assets amounted to RMB 169 and RMB 3,285 (USD 462), for the nine months ended September 30, 2021 and 2022.

Note 7 — Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of accounting software. The following table summarizes acquired intangible asset balances as of:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Customer relationship	13,300,000	13,300,000	1,869,684
Software	14,745,631	14,745,631	2,072,909
Non-compete agreements	2,300,000	2,300,000	323,329
Less: accumulated depreciation	(8,589,869)	(13,374,503)	(1,880,158)
Total	21,755,762	16,971,128	2,385,764

Amortization expense charged to operations for the nine months ended September 30, 2021 and 2022 was RMB 4,787,527 and RMB 4,784,634 (USD 672,613), respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years is as follow:

Twelve months ending December 31,	RMB	USD
	(Unaudited)	(Unaudited)
2022 (remaining three months)	1,594,605	224,166
2023	6,308,100	886,779
2024	4,600,734	646,761
2025	4,467,080	627,972
2026	609	86
Total	16,971,128	2,385,764

Note 8 — Prepayment, other assets, and deposits

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Current:
Inventory Purchase	89,884	8,950,476	1,258,238
Rent and rent deposits	48,988	14,668	2,062
VAT	157,613	1,635,869	229,967
Professional service	66,667	2,374,886	333,856
Other services	261,714	903,776	127,051
Prepayment and other current assets	624,866	13,879,675	1,951,174

Non-current:
Rent deposits	344,083	447,708	62,938
Other	108,909	100,813	14,172
Allowance for doubtful accounts	(3,300)	(3,300)	(464)
Prepayment and deposit	449,692	545,221	76,646

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Beginning balance	8,306	3,300	464
Recovery of doubtful accounts	(5,006)	-	-
Ending balance	3,300	3,300	464

Note 9 — Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. The following table summarizes the components of acquired goodwill balances as of:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Goodwill from Shenzhen Bowei acquisition*	9,729,087	9,729,087	1,367,693
Goodwill from Shenzhen Tianyuemeng acquisition**	11,426,810	11,426,810	1,606,356
Goodwill	21,155,897	21,155,897	2,974,049

*	On July 1, 2020, Shenzhen Mengyun entered into acquisition agreement to acquire 100% equity interests of Shenzhen Bowei, a provider of holographic PCBA solutions. The transaction consummated on July 1, 2020. According to the agreement, acquisition consideration is RMB 20,000,000 (approximately USD 3.1 million) to acquire the 100% equity interests of Shenzhen Bowei. Acquired amortizable intangible assets includes customer relationship, software, and non-compete agreements. Approximately RMB 9.7 million (USD 1.5 million) of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.
**	On October 1, 2020, Shenzhen Mengyun entered into acquisition agreement to acquire 100% equity interests of Shenzhen Tianyuemeng, an entity focused on holographic advertising services. The transaction consummated on October 1, 2020. According to the agreement, acquisition consideration is RMB 30,000,000 (approximately USD 4.6 million) to acquire the 100% equity interests of Shenzhen Tianyuemeng. Acquired amortizable intangible assets includes customer relationship, software, and non-compete agreements. Approximately RMB 11.4 million (USD 1.8 million) of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

The changes in the carrying amount of goodwill allocated to reportable segments as of December 31, 2021 and September 30, 2022 are as follows

	Holographic solutions	Holographic technology service	Total RMB	Total USD
			(Unaudited)	(Unaudited)
As of December 31, 2021	9,729,087	11,426,810	21,155,897	2,974,049
As of September 30, 2022	9,729,087	11,426,810	21,155,897	2,974,049

Note 10 — Business Combination

On July 31, 2022, the Company entered into a purchase agreement with two shareholders of Beijing Weixiaohai Technology Co., Ltd. (“Beijing Weixiaohai”) to acquire 100% equity interest in Beijing Weixiaohai with a cash consideration of RMB 2 (US$0.3). Beijing Weixiaohai is engaged in advertising and promotion services. The operating results of Beijing Weixiaohai for the period from August 1, 2022 to September 30, 2022 were not significant to the Company. The operating results of Beijing Weixiaohai have been included in the consolidated financial statements since the acquisition date. Acquisition-related costs incurred for the acquisitions are not material. The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition.

	Amount
	RMB	USD
Acquired assets:
Cash and cash equivalents	3,697,626	519,804
Accounts receivable, net	517,911	72,807
Prepayments and other current assets	1,005,349	141,330
Total assets	5,220,886	733,941

Less: Assumed liabilities
Other payables and accrued liabilities	342,042	48,084
Loan payable - current	4,000,000	562,311
Taxes payable	831,247	116,855
Total liabilities	5,173,289	727,250

Net assets	47,597	6,691
Gain on bargain purchase recorded	(47,595)	(6,691)
Cash consideration allocated	2	-

Note 11 — Investments in unconsolidated entities

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Equity investments without readily determinable fair value:
19.9% Investment(1)	2,000,000	2,000,000	281,156
4.4% Investment(2)	500,000	500,000	70,289
5% Investment(3)	600,000	600,000	84,346
3% Investment(4)	1,000,000	1,000,000	140,578
Impairment	(2,500,000)	(2,500,000)	(351,445)
Total	1,600,000	1,600,000	224,924

(1)	In August 2016, Shenzhen Mengyun invested RMB 2,000,000 in a company in the technology development and animation design areas for 19.9% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 2,000,000 (USD 306,645) impairment loss for the investment in 2018.
(2)	In November 2015, Shanghai Mengyun invested RMB 500,000 in a company in the database service for 4.44% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 500,000 (USD 76,661) impairment loss for the investment in 2018
(3)	In September 2021, Shenzhen Mengyun invested RMB 600,000 in a company specializing in research and development of smart wearable devices for 5% equity interest.
(4)	In October 2021, Shenzhen Mengyun invested RMB 1,000,000 in a company specializing in VR/AR education technology for 3% equity interest.

Note 12 — Loan receivable

On September 1, 2021 and October 1, 2021, the Company entered into a RMB 10,000,000(USD 1,575,746) and RMB 4,200,000(USD 661,813) loan agreement, respectively, with a third party to provide funds for their operations. The loan is with 4.35% annual interest rate, no collateral and is due on August 31, 2022 and September 30, 2022, respectively. As of December 31, 2021, the loan balance RMB 14,200,000 (USD 2,228,465) and related accrued interest RMB 162,321(USD 25,474) was fully received.

On September 1, 2021, the Company entered into a RMB 50,806,587 (USD 7,853,126) loan agreement with a third party to provide funds for their operations with 4.35% annual interest rate, no collateral and is due on August 31, 2022. On October 12, 2021, the Company entered into an amended loan agreement with the third party to increase the loan amount by RMB 25,100,000 (USD 3,939,047) which is due on October 12, 2022. As of December 31, 2021, the loan receivable and related accrued interest was RMB 12,703,387 (USD 1,993,595), and RMB 626,054 (USD 98,249), respectively, which were subsequently received in March 2022. In January 2022, the Company further funded RMB 10,000,000 (USD 1,575,746) to the borrower. As of September 30, 2022, the loan balance RMB 10,000,000 (USD 1,405,778) and related accrued interest RMB 251,326 (USD 35,331) was fully received.

Note 13 — Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Employee compensation payable	5,704,119	7,103,270	998,562
Payable from prior acquisition*	3,886,737	3,886,737	546,389
Other	2,066,848	3,026,068	425,398
	11,657,704	14,016,075	1,970,349

*	These payables are from an entity acquired in 2015 for inventory purchase, which the Company is still obligated to pay if any of the vendors ask for the payment in the future.

Note 14 — Related party balances and transactions

The amounts due from related parties consist of the following:

RP Name	Relationship	Nature	December 31, 2021	September 30, 2022	September 30, 2022
			RMB	RMB	USD
				(Unaudited)	(Unaudited)
Shenzhen Ultimate Holographic Culture Communication Co., Ltd.	Shenzhen Mengyun’s 19.9% equity investment	Advances for operational purposes, no interest, due on demand	20,000	60,280	8,474
			20,000	60,280	8,474

The amounts due to related parties consists of the following:

RP Name	Relationship	Nature	December 31, 2021	September 30, 2022	September 30, 2022
			RMB	RMB	USD
				(Unaudited)	(Unaudited)
Yuxiu Han	Former shareholder and current legal representative of Shenzhen Bowei	Advances for operational purpose, no interest, due on demand	350,000	350,000	49,202
Zijuan Han	Supervisor of Horgos Bowei	Short-term loan	370	-	-
			350,370	350,000	49,202

Note 15 — Loan payable

Short-term bank borrowings consisted of the following:

Bank name	Term	Interest rate	Collateral/Guarantee	September 30, 2022	September 30, 2022
				RMB	USD
				(Unaudited)	(Unaudited)
Shenzhen Qianhai Webank Co., LTD	From March 28, 2022 to March 28, 2023	5.4%	Guaranteed by Shenzhen Sme Financing Guarantee Co., LTD	440,000	61,854
Industrial and Commercial Bank of China	From September 22, 2022 to March 21, 2023	3.35%	N/A	3,000,000	421,733
Bank of Communications	From June 2, 2022 to May 25, 2023	3%	N/A	1,000,000	140,578
				4,440,000	624,165

Note 16 — Income taxes

Cayman Islands

MC was incorporated in the Cayman Islands and is not subject to tax on income or capital gains under the laws of Cayman Islands. Additionally, the Cayman Islands does not impose a withholding tax on payments of dividends to shareholders.

Seychelles

Mcloudvr Software is incorporated in Seychelles and is not subject to tax on income generated outside of Seychelles under the current law. In addition, upon payments of dividends by these entities to their shareholders, no withholding tax will be imposed.

Hong Kong

Mengyun HK, Broadvision HK, and Mcloudvr HK are incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. Under Hong Kong tax law, Mengyun HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

The subsidiaries incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision for operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemptions may be granted on a case-by-case basis. EIT grants preferential tax treatment to certain High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Beijing Weixiaohai obtained the “high-tech enterprise” tax status in December 2021, which reduced its statutory income tax rate to 15% from January 2021 to December 2023. As of September 30, 2022, Beijing Weixiaohai was also eligible for small enterprises.

Horgos Weiyi, Horgos Youshi, Horgos Bowei and Horgos Tianyuemeng were formed and registered in Horgos in Xinjiang Province, China from 2016 to 2020, and Kashgar Youshi was formed and registered in Kashgar in Xinjiang Provence, China in 2016. These companies are not subject to income tax for 5 years and can obtain another two years of tax exempt status and three years at reduced income tax rate of 12.5% after the 5 years due to the local tax policies to attract companies in various industries.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e. effective rate is 10%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for 75% reduction on a rate of 20% (i.e. effective rate is 5%). For the nine months ended September 30, 2021 and 2022, Shenzhen Tianyuemeng, Yijia Network, and Qianhai Youshi were eligible to employ this policy.

Tax savings for those entities in Xinjiang province including Horgos Weiyi, Horgos Youshi, Horgos Bowei, Kashgar Youshi and Horgos Tianyuemeng and for those entities eligible for small enterprises including Shenzhen Tianyuemeng, Yijia Network, Qianhai Youshi and Beijing Weixiaohai and HNTEs including Shanghai Mengyun and Shenzhen Mengyun for the nine months ended September 30, 2021 and 2022 amounted to RMB 9,152,841 and RMB RMB 12,105,674 (USD 1,701,789), respectively. The preferential tax rate reduction increased earnings per share by RMB 0.18 and RMB 0.24 (USD 0.03) for the nine months ended September 30, 2021 and 2022, respectively.

Significant components of the income tax expense (benefit) consisted of the following:

	September 30, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Current income tax expense	35,528	9,609	1,351
Deferred income tax benefit	(301,235)	(1,271,720)	(178,776)
Total	265,707	(1,262,111)	(177,425)

The following table reconciles China statutory rates to the Company’s effective tax rate:

	For the nine months ended September 30,
	2021	2022
	(Unaudited)	(Unaudited)
China statutory income tax rate	25.00%	25.00%
Preferential tax rate reduction	(24.35)%	(29.30)%
Change in valuation allowance	0.45%	2.74%
Additional R&D deduction in China	(0.88)%	(1.67)%
Permanent difference	(0.40)%	0.14%
Tax rate difference outside China(1)	(0.05)%	0.05%
Effective tax rate	(0.24)%	(3.05)%

(1)	It is mainly due to the lower tax rate of the entities incorporated in Hong Kong.

Deferred tax assets and liabilities — China

Significant components of deferred tax assets and liabilities were as follows:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
Deferred tax assets:
Allowance for doubtful accounts	234,793	337,238	47,408
Depreciation and amortization	3,093	-	-
Net operating loss carry forward	1,529,668	3,259,515	458,215
Inventory reserve	44,115	27,826	3,912
Less: valuation allowance	(1,020,633)	(2,148,619)	(302,048)
Deferred tax assets, net	791,036	1,475,960	207,487
Deferred tax liabilities:
Recognition of intangible assets arising from business acquisition	(2,778,030)	(2,194,047)	(308,434)
Deferred tax liabilities, net	(2,778,030)	(2,194,047)	(308,434)
Total deferred tax liabilities, net	(1,986,994)	(718,087)	(100,947)

The Company evaluated the recoverable amounts of deferred tax assets, and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary differences can be utilized. Valuation allowance is provided against deferred tax assets when the Company determines that it is more likely than not that the deferred tax assets will not be utilized in the future. In making such determination, the Company considered factors including future taxable income exclusive of reversing temporary differences and tax loss carry forwards. Valuation allowance was provided for net operating loss carry forward because it was more likely than not that such deferred tax assets would not be realized based on the Company’s estimate of its future taxable income. If events occur in the future that allow the Company to realize more of its deferred income tax than the presently recorded amounts, an adjustment to the valuation allowances will result in a decrease in tax expense when those events occur. The valuation allowance was increased by RMB 254,233 and increased by RMB 1,127,986 (USD 158,570) for the nine months ended September 30, 2021 and 2022, respectively.

The Company recognized deferred tax liabilities related to the excess of the intangible assets reporting basis over its income tax basis as a result of fair value adjustment from acquisitions in 2020. The deferred tax liabilities will reverse as the intangible assets are amortized for financial statement reporting purposes.

As of September 30, 2022, the Company had net operating loss carry forwards of approximately RMB 27,425,331 (USD 3,855,392), which arose from Shenzhen Mengyun, Qianhai Youshi, Yijia Nework and Shenzhen Bowei, the subsidiaries established in the PRC, and will expire during the period from 2022 to 2026.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2021 and September 30, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses For the six months ended September 30, 2021 and 2022, and also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2022.

Value added taxes (“VAT”)

Revenue represents the invoiced value of service, net of VAT. The VAT are based on gross sales price. VAT rate is 6% on services and 13% on goods in China.

Taxes payable consisted of the following:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
		(Unaudited)	(Unaudited)
VAT taxes payable	2,642,286	207,845	29,218
Income taxes payable	461,078	411,052	57,785
Other taxes payable	145,920	154,351	21,698
Totals	3,249,284	773,248	108,701

Note 17 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and short term investments consisting of time deposit. In China, the insurance coverage for cash deposits at each bank is RMB 500,000. As of December 31, 2021 and September 30, 2022, cash and time deposit balance of RMB 48,006,979 and RMB 334,076,855 (USD 46,963,781) was deposited with financial institutions located in China, of which RMB 39,962,354 and RMB 321,729,869 (USD 45,228,069) was uninsured. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

A majority of the Company’s expense transactions are denominated in RMB and a significant portion of the Company and its subsidiaries’ assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the PBOC. Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

To the extent that the Company needs to convert U.S. dollars into RMB for capital expenditures and working capital and other business purposes, appreciation of RMB against the U.S. dollar would have an adverse effect on the RMB amount the Company would receive from the conversion. Conversely, if the Company decides to convert RMB into U.S. dollar for the purpose of making payments for dividends, strategic acquisition or investments or other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to the Company.

Customer concentration risk

For the nine months ended September 30, 2021, one customer accounted for 18.9% of the Company’s total revenues. For the nine months ended September 30, 2022, one customer accounted for 15.7% of the Company’s total revenues.

As of December 31, 2021, three customers accounted for 17.1%, 10.5% and 10.1% of the Company’s accounts receivable, respectively. As of September 30, 2022, two customers accounted for 20.9%, and 14.4% of the Company’s accounts receivable, respectively.

Vendor concentration risk

For the nine months ended September 30, 2021, two vendors accounted for 22.9% and 14.1% of the Company’s total purchases. For the nine months ended September 30, 2022, two vendors accounted for 18.8% and 10.8% of the Company’s total purchases, respectively.

As of December 31, 2021, three vendors accounted for 37.0%, 25.1%, and 10.6% of the Company’s accounts payable, respectively. As of September 30, 2022, one vendors accounted for 54.0% of the Company’s accounts payable, respectively.

Note 18 — Shareholders’ equity

Ordinary shares

MC was established under the laws of Cayman Islands on November 10, 2020 with authorized share of 500,000,000 ordinary Shares with a par value of USD 0.0001 each, 132,000,000 of which have been issued and are outstanding.

At the closing of the Business Combination, the issued and outstanding shares in MC held by the former MC shareholders was cancelled and ceased to exist, in exchange for the issue of an aggregate of 44,554,455 Golden Path Ordinary.

The number of shares of Common Stock issued immediately following the consummation of the Merger was 50,812,035 shares with a par value of USD 0.0001 each. (See Note 3)

Restricted assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by Beijing Xihuiyun and Shanghai Mengyun (collectively “Mengyun PRC entities”) only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Mengyun PRC entities.

Mengyun PRC entities are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Mengyun PRC entities may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund and staff bonus and welfare fund at its discretion. Mengyun PRC entities may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As a result of the foregoing restrictions, Mengyun PRC entities are restricted in their ability to transfer their assets to the Company. Foreign exchange and other regulations in the PRC may further restrict Mengyun PRC entities from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2021 and September 30, 2022, amounts restricted are the paid-in-capital and statutory reserve of Mengyun PRC entities, which amounted to RMB 38,451,384 and RMB 271,336,662 (USD 38,143,904).

Statutory reserve

During the nine months ended September 30, 2021 and 2022, Mengyun PRC entities collectively attributed RMB 738,048 and RMB 1,722,734 (USD 242,178), of retained earnings for their statutory reserves, respectively.

Note 19 — Leases

The Company has several offices lease agreements with lease terms ranging from two to six years. Upon adoption of ASU 2016-02 on January 1, 2022, the Company recognized approximately RMB 5.7 million (USD 0.9 million) of right of use (“ROU”) assets and approximately RMB 5.7 million (USD 0.9 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 5.4 to 7.0%. On September 30, 2022, after the acquisition of Beijing Weixiaohai, the Company recognized approximately RMB 0.9 million (USD 0.1 million) of right of use (“ROU”) assets and approximately RMB 0.9 million (USD 0.1 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.3%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

As of September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 3.09 years.

For the nine months ended September 30, 2022, rent expenses for the operating leases and short term lease (less than one year) were RMB 1,473,688 (USD 207,168) and RMB 311,705 (USD 43,819), respectively.

For the nine months ended September 30, 2021, rent expenses for the operating leases were RMB 1,192,023.

The five-year maturity of the Company’s lease obligations is presented below:

Years ending December 31,	RMB	USD
	(Unaudited)	(Unaudited)
2022 (remaining three months)	$544,903	76,601
2023	2,161,828	303,905
2024	1,586,628	223,045
2025	1,157,492	162,718
2026	555,746	78,126
Total lease payments	6,006,597	844,395
Less: Interest	(556,474)	(78,228)
Present value of lease liabilities	5,450,123	766,167

Future amortization of Company’s ROU assets is presented below:

Twelve months ending December 31,	RMB	USD
2022 (remaining three months)	480,718	67,578
2023	1,936,286	272,199
2024	1,416,177	199,083
2025	1,018,123	143,125
2026	510,832	71,812
Total	5,362,136	753,797

Note 20 — Warrant liabilities

As of September 30, 2022, the Company has 5,750,000 public warrants and 270,500 private warrants.

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

Public Warrants

On June 24, 2021, the Company sold 5,750,000 units at a price of $10.00 per Public Unit in its Initial Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share, one right and one redeemable warrant (the “Public Warrant”). Each Public Warrant entitles the holder to purchase one-half (1/2) of an ordinary share at an exercise price of $11.50 per whole share, subject to adjustment as described in Form S-1 Amendment No. 2 filed on June 11, 2021. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

The Public Warrants became exercisable on September 16, 2022, the later of (a) the consummation of a Business Combination, which was September 16, 2022, or (b) 12 months from the effective date of the registration statement relating to the Initial Offering, which was June 21, 2021. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 60 days, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

Private Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 270,500 Private Units at $10.0 per unit, purchased by the sponsor. The Private Units are identical to the units sold in the Initial Public Offering except that the warrants included in the Private Units (the “Private Warrants”) and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $625,000. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (0.90%), (2) expected warrant life of 5 years, (3) expected volatility of 58.40%, and (4) expected dividend yield of 0.

The key inputs into the Black-Scholes model were as follows at their following measurement dates:

	December 31,	September 30,
Input	2021	2022
Share price	9.96	$2.16
Risk-free interest rate	1.26%	4.09%
Volatility	59.8%	64.6%
Exercise price	11.50	11.50
Warrant life	5 years	4.73 years

As of December 31, 2021, the aggregate value of the private warrants was $0.64 million. The change in fair value from December 31, 2021 to June 30, 2022 was approximately $77,883 which was included in the historical retained earnings (accumulated deficits) of Golden Path. As of September 30, 2022, the aggregate value of the private warrants was $0.059 million. The change in fair value for the nine months ended of September 30, 2022 was approximately $0.659 million.

The following table presents information about the Company’s warrants that were measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$717,873	$-	$-	$717,873

		Quoted Prices In	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$59,000	$-	$-	$59,000

The following table summarizes the Company’s Warrants activities and status of Warrants on September 30, 2022:

Private Warrants	Warrants	Weighted Average Exercise Price Per Share	Average Remaining Period (Years)
Outstanding as of June 30, 2021	270,500	$11.50	5
Issued	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2022	270,500	$11.50	5
Issued	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of September 30, 2022	270,500	$11.50	5

Note 21 — Commitments and contingencies

Contingencies

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited consolidated financial statements.

COVID-19

The ongoing outbreak of the novel coronavirus (COVID-19) has spread rapidly to many parts of the world. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. The pandemic has resulted in quarantines, travel restrictions, and temporary closure of stores and business facilities in China from February to mid-March in 2020. All of the Company’s business operations and the workforce are concentrated in China, so the Company closed offices and implemented work-from-home policy during that period. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. However, the Company’s customers were negatively impacted by the pandemic and reduced their budgets for online advertising and marketing. In addition, the omicron variant of COVID-19 hit China hard in 2022. The surge in positive cases has resulted in local authorities implementing numerous unprecedented measures such as regional quarantines, travel restrictions, routine tests, and temporary closure of stores and business facilities in China, including Shanghai and Shenzhen. The reductions in travel and outdoor activities have caused diminishing market demand on entertainment services, which may negatively impact our business and revenue. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain or treat the virus, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that results from the pandemic.

Note 22 — Segments

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial information of the separate operating segments when making decisions about allocating resources and assessing the performance of the group. The Company has determined that it has two operating segments: (1) Holographic solutions, and (2) Holographic technology service.

The summary information by segment are as follows:

	Holographic solutions	Holographic technology service	Total September 30, 2021
	RMB	RMB	RMB
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	105,975,569	165,981,407	217,956,976
Cost of revenues	(73,101,086)	(10,214,336)	(83,315,422)
Gross profit	32,874,483	155,767,071	188,641,554
Depreciation and amortization	(1,936,925)	(3,066,147)	(5,003,072)
Total capital expenditures	(100,881)	(31,088)	(131,969)

	Holographic solutions	Holographic technology service	Total September 30, 2022	Total September 30, 2022
	RMB	RMB	RMB	USD
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	137,501,996	287,097,803	424,599,799	59,689,295
Cost of revenues	(114,217,567)	(117,601,331)	(231,818,898)	(32,588,585)
Gross profit	23,284,429	169,496,472	192,780,901	27,100,710
Depreciation and amortization	(1,754,007)	(3,322,692)	(5,076,699)	(713,671)
Total capital expenditures	(1,815,068)	-	(1,815,068)	(255,158)

Total assets as of:

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
Holographic solutions	103,285,257	383,751,726	53,946,964
Holographic technology service	74,133,569	107,929,875	15,172,542
Total Assets	177,418,826	491,681,601	69,119,506

Disaggregated information of holographic solutions revenues by business lines are as follows:

	September 30, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
	(Unaudited)	(Unaudited)	(Unaudited)
Holographic Technology LiDAR Products	44,912,275	30,544,904	4,293,935
Holographic Technology Intelligence Vision software and Technology Development Service	7,607,071	14,838,156	2,085,915
Holographic Technology Licensing and Content Product	25,907,543	25,174,633	3,538,994
Holographic Hardware Sales	27,548,680	66,944,303	9,410,881
Total Holographic Solutions	105,975,569	137,501,996	19,329,725

Note 23 — Subsequent events

The Company evaluated the effect of the business collaboration since the acquisition date of Beijing Weixiaohai, which did not meet the business expectation of the Company. The Board of Directors of the Company decided to transfer 100% equity interest of Beijing Weixiaohai to a third party for RMB 1 (USD 0.14) on October 1, 2022.

Note 24 — Financial information of the parent company (unaudited)

The Company performed a test on the restricted net assets of consolidated subsidiary in accordance with Securities and Exchange Commission Regulation S-X Rule 4-08(e)(3), “General Notes to Financial Statements” and concluded that it was applicable for the Company to disclose the financial statements for MC, the parent company.

The subsidiary did not pay any dividends to the Company for the six months presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiary under the equity method of accounting. Such investment is presented on the separate balance sheets of the Parent Company as “Investment in subsidiary” and the income of the subsidiary is presented as “share of income of subsidiary”. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of September 30, 2022

PARENT COMPANY

UNAUDITED BALANCE SHEETS

	December 31, 2021	September 30, 2022	September 30, 2022
	RMB	RMB	USD
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS

Cash	148,221	218,115,025	30,662,125
Accounts receivable	637,210	-	-
Investment in subsidiaries	114,248,654	192,973,688	27,127,813
Total assets	115,034,085	411,088,713	57,789,938

LIABILITIES AND EQUITY

LIABILITIES
Accrued liabilities	-	5,008	704
Due to related party	2,734,746	20,432,707	2,872,384
Total liabilities	2,734,746	20,437,715	2,873,088

COMMITMENTS AND CONTINGENCIES

EQUITY
Ordinary shares, $0.0001 par value	86,093	36,144	5,081
Additional paid-in capital	29,910,089	261,072,633	36,701,010
Retained earnings	73,819,679	117,978,132	16,585,103
Statutory reserves	8,541,295	10,264,029	1,442,894
Accumulated other comprehensive loss	(57,817)	1,300,060	182,762
Total equity	112,299,339	390,650,998	54,916,850
Total liabilities and equity	115,034,085	411,088,713	57,789,938

*	Shares and per share data are presented on a retroactive basis to reflect the nominal share issuance on September 13, 2021.

PARENT COMPANY

UNAUDITED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the nine months ended September 30,
	2021	2022	2022
	RMB	RMB	USD
	(Unaudited)	(Unaudited)	(Unaudited)
EQUITY INCOME OF SUBSIDIARIES	58,028,279	46,211,848	6,496,360

COSTS AND EXPENSES
General and Administrative expenses	2,346,990	330,661	46,484
Total costs and expenses	2,346,990	330,661	46,484

INCOME BEFORE INCOME TAXES	55,681,289	45,881,187	6,449,876

INCOME FROM OPERATION	55,681,289	45,881,187	6,449,876
PROVISION FOR INCOME TAXES	-	-	-

NET INCOME	55,681,289	45,881,187	6,449,876

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(18,150)	1,357,877	190,887
COMPREHENSIVE INCOME	55,663,139	47,239,064	6,640,763

PARENT COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2021	2022	2022
	RMB	RMB	USD
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	55,681,289	45,881,187	6,449,876
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income of subsidiaries	(55,681,289)	(46,211,848)	(6,496,360)

Change in operating assets and liabilities:
Accounts receivable		711,350	100,000
Employee Compensation Payable	-	5,008	704
Net cash provided by operating activities	-	385,697	54,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts advanced to subsidiary	(388,176)	(19,182,746)	(2,696,668)
Amounts advanced from related party	3,040,712	461,607	64,892
Capital contribution in reverse capitalization	-	236,285,004	33,216,420
Net cash provided by financing activities	2,652,536	217,563,865	30,584,644

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(2,346,983)	-	-

CHANGES IN CASH	305,553	217,949,562	30,638,864

CASH, beginning of period	-	165,467	23,261

CASH, end of period	305,553	218,115,029	30,662,125

(A)	See MC’s audited consolidated financial statements and the related notes in definitive proxy statement.
(B)	Derived from the audited consolidated statement of operations and comprehensive loss of Golden Path for the year ended December 31, 2021. See Golden Path’s consolidated financial statements and the related notes in definitive proxy statement.
(9)	The calculation of weighted average shares outstanding for basic and diluted net earnings (loss) per share assumes that Golden Path’s initial public offering occurred as of January 1, 2021. In addition, as the Business Combination is being reflected as if it had occurred on this date, the calculation of weighted average shares outstanding for basic and diluted net earnings per share assumes that the shares have been outstanding for the entire period presented. This calculation is retroactively adjusted to eliminate the number of shares redeemed in the Business Combination for the entire period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of this Quarterly Report and our Annual Report on Form 10-K.

Overview

We are a leading holographic digitalization technology service provider in China. We are committed to providing first-class holographic technology services to our customers worldwide. Our holographic technology services include high-precision holographic light detection and ranging (“LiDAR”) solutions, based on holographic technology, exclusive holographic LiDAR point cloud algorithms architecture design, breakthrough technical holographic imaging solutions, holographic LiDAR sensor chip design and holographic vehicle intelligent vision technology to service customers that provide reliable holographic advanced driver assistance systems (“ADAS”). We also provide holographic digital twin technology services for customers and has built a proprietary holographic digital twin technology resource library. Our holographic digital twin technology resource library captures shapes and objects in 3D holographic form by utilizing a combination of Our holographic digital twin software, digital content, spatial data-driven data science, holographic digital cloud algorithm, and holographic 3D capture technology. Our holographic digital twin technology and resource library has the potential to become the new norm for the digital twin augmented physical world in the near future. We are also a distributer of holographic hardware and generates revenue through resale.

Business Combination

Golden Path Acquisition Corporation (“Golden Path”) was a former blank check company incorporated in Cayman Island on May 9, 2018. Golden Path was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For additional detail regarding Golden Path’s initial public offering and related transactions, see Item 1 of Part I “Financial statements—Note 1—Nature of Business and Organization—Reverse Recapitalization with Golden Path Acquisition Corporation.”

MicroCloud Hologram Inc. (formerly known as Golden Path Acquisition Corporation), a Cayman Islands exempted company, entered into the Merger Agreement dated September 10, 2021 (as amended on August 5, 2022 and August 10, 2022), by and among Golden Path, Golden Path Merger Sub, a Cayman Islands exempted company incorporated for the purpose of effectuating the business combination, and MC, a Cayman Islands exempted company.

Pursuant to the Merger Agreement, MC would merge with the Golden Path Merger Sub and survive the merger and continue as the surviving company and a wholly owned subsidiary of Golden Path and continue its business operations (the “Merger”, and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”).

On September 8, 2022, Golden Path held an Extraordinary General Meeting (the “Extraordinary General Meeting”) to approve the Merger and the transactions contemplated by the Merger Agreement. As of August 17, 2022, the record date for the Extraordinary General Meeting (“Record Date”), there were 7,458,000 Golden Path ordinary shares issued and outstanding and entitled to vote.

At the Extraordinary General Meeting, a total of 6,106,914 (or 81.88%) of Golden Path’s issued and outstanding ordinary shares, in each case held as of the Record Date, were present either in person or by proxy, which collectively constituted a quorum for the transaction of business. Golden Path’s shareholders voted on and approved each of the proposals (except on the proposal of adjournment, as explained below), including the business combination proposal. Detailed descriptions of each proposal are included in Golden Path’s Definitive Proxy Statement filed on Schedule 14A (File No. 001-40519) with the SEC on August 12, 2022. The proposal to approve the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary or appropriate, to permit further solicitation and vote of proxies was deemed not necessary and not acted upon at the Extraordinary General Meeting.

On September 16, 2022, in accordance with the Merger Agreement, the closing of the Business Combination (the “Closing”) occurred, pursuant to which Golden Path issued 44,554,455 ordinary shares to MC shareholders. As a result of the consummation of the Business Combination, MC became a wholly owned subsidiary of Golden Path which changed its name to MicroCloud Hologram Inc.

Following the Closing, on September 19, 2022, the ordinary shares and public warrants outstanding upon the Closing began trading on the NASDAQ under the symbols “HOLO” and “HOLOW,” respectively.

Immediately after giving effect to the Business Combination, MicroCloud had 50,812,035 ordinary shares issued and outstanding, and 6,020,500 warrants outstanding.

A description of the Business Combination and the terms of the Merger Agreement are included in the Proxy Statement in the section entitled “The Business Combination Proposal” beginning on page 79 of the Proxy Statement. The description of the Merger Agreement is a summary only and is qualified in their entirety by the full text of the Merger Agreement, including the subsequent amendments, copies of which are attached as Exhibit 2.1, Exhibit 2.2 and Exhibit 2.3 on Form 8-K filed by MicroCloud on September 22, 2022, and are incorporated herein by reference.

Key Components

Operating Revenues

Effective January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), applying the modified retrospective method to all contracts that were not completed as of January 1, 2019. Results for the nine ended September 30, 2021 and 2022 are presented under Topic 606. Based on the requirements of ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

We generate revenues primarily through (i) sales of product related to holographic solutions services, which include LiDAR and other holographic technology hardware products, licensing and content products, and technology development service, and (ii) services related to holographic technology services, which include holographic technology advertising, software development kit (“SDK”) service, and game promotion services. The following table presents our revenues disaggregated by revenue sources, both in absolute amount and as a percentage of our revenues, for the periods presented.

	For the three months ended September 30,
	2021		2022
	RMB	%	RMB	US$	%
	(Unaudited)
Operating revenues
Products	16,361,712	30.3	19,996,659	2,811,086	11.6
Services	37,682,675	69.7	152,456,502	21,431,996	88.4
Total operating revenues	54,044,387	100.0	172,453,161	24,243,082	100.0

	For the nine months ended September 30,
	2021		2022
	RMB	%	RMB	US$	%
	(Unaudited)
Operating revenues
Products	85,344,274	31.4	106,275,662	14,939,996	25.0
Services	186,612,702	68.6	318,324,137	44,749,299	75.0
Total operating revenues	271,956,976	100.0	424,599,799	59,689,295	100.0

Cost of Revenues

Our cost of revenues primarily includes (i) the costs of hardware products sold and cost paid to outsourced content providers, cost of third-party software development, and compensation expenses paid to our professionals related to the product sales and (ii) the costs paid to channel distributors of advertising services and compensation expenses paid to our professionals related to our service revenues. The table below sets forth a breakdown of our cost of revenues for the periods indicated, both in absolute amount and as a percentage of our revenues:

	For the three months ended September 30,
	2021		2022
	RMB	%	RMB	US$	%
	(Unaudited)
Cost of revenues
Products	13,033,962	24.1	14,988,401	2,107,036	8.7
Services	4,606,996	8.5	90,454,228	12,715,854	52.5
Total cost of revenues	17,640,958	32.6	105,442,629	14,822,890	61.2

	For the nine months ended September 30,
	2021		2022
	RMB	%	RMB	US$	%
	(Unaudited)
Cost of revenues
Products	69,255,267	25.5	94,874,546	13,337,253	22.3
Services	14,060,155	5.1	136,944,352	19,251,332	32.3
Total cost of revenues	83,315,422	30.6	231,818,898	32,588,585	54.6

Selling Expenses

As of September 30, 2022, our selling expenses consist primarily of (i) compensation for selling personnel, (ii) travel expenses of our sales representatives, and (iii) advertising and promotion cost, etc. Our selling expenses as a percentage of revenues were 2.6% and 1.3% for the three months ended September 30, 2021 and 2022, respectively. Our selling expenses as a percentage of revenues were 1.4% and 1.3% for the nine months ended September 30, 2021 and 2022, respectively.

General and Administrative Expenses

As of September 30, 2022, our general and administrative expenses consist primarily of (i) compensation for our management and administrative personnel, (ii) expenses in connection with our operation supporting functions such as legal, accounting, consulting and other professional service fees, and (iii) office rental, depreciation, and other administrative related expenses. Our general and administrative expenses as a percentage of revenues were 14.8% and 3.6% for the three months ended September 30, 2021 and 2022, respectively. Our general and administrative expenses as a percentage of revenues were 5.7% and 4.1% for the nine months ended September 30, 2021 and 2022, respectively.

Research and Development Expenses (“R&D expenses”)

As of September 30, 2022, our R&D expenses include salaries and other compensation-related expenses to MC’s research and product development personnel, outsourced subcontractors, as well as office rental, depreciation, and related expenses for MC’s research and product development team. Our R&D expenses as a percentage of revenues were 36.2% and 28.4% for the three months ended September 30, 2021 and 2022, respectively. Our R&D expenses as a percentage of revenues were 42.1% and 29.4% for the nine months ended September 30, 2021 and 2022, respectively.

Change in Fair Value of Warrant Liabilities

We account for our outstanding warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F. We have determined that the Private Warrants do not meet the criteria for equity treatment and is recorded as liabilities. We classified the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each presented period. We determined that our Public Warrants qualify for equity treatment. Warrant liability is subject to re-measurement at each unaudited consolidated Balance Sheet until exercised, and any change in fair value is recognized in our unaudited consolidated Statements of Income. The Private Warrants are valued using a Black Scholes model.

Taxation

Cayman Islands

We are incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gain in the Cayman Islands. Additionally, no withholding tax will be required on payments of dividends by us to our shareholders.

Hong Kong

Quantum Edge HK Limited, our subsidiary incorporated in Hong Kong, is subject to a two-tiered income tax rate for taxable income earned in Hong Kong. The first HK$2 million of profits earned by a company is subject to be taxed at an income tax rate of 8.25%, while the remaining profits will continue to be taxed at the existing tax rate of 16.5%. No provision for Hong Kong profits tax has been made in the unaudited consolidated financial statements as it has no assessable profit for the nine months ended September 30, 2021 and 2022.

PRC

The subsidiaries incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision for operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemptions may be granted on a case-by-case basis. EIT grants preferential tax treatment to certain High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Beijing Weixiaohai obtained the “high-tech enterprise” tax status in December 2021, which reduced its statutory income tax rate to 15% from January 2021 to December 2023. As of September 30, 2022, Beijing Weixiaohai was also eligible for small enterprises.

Horgos Weiyi, Horgos Youshi, Horgos Bowei and Horgos Tianyuemeng were formed and registered in Horgos in Xinjiang Province, China from 2016 to 2020, and Kashgar Youshi was formed and registered in Kashgar in Xinjiang Provence, China in 2016. These companies are not subject to income tax for 5 years and can obtain another two years of tax-exempt status and three years at reduced income tax rate of 12.5% after the 5 years due to the local tax policies to attract companies in various industries.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e. effective rate is 10%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for 75% reduction on a rate of 20% (i.e. effective rate is 5%). For the nine months ended September 30, 2021 and 2022, Shenzhen Tianyuemeng, Yijia Network, and Qianhai Youshi were eligible to employ this policy.

Tax savings for those entities in Xinjiang province includes Horgos Weiyi, Horgos Youshi, Horgos Bowei, Kashgar Youshi and Horgos Tianyuemeng and for those entities eligible for small enterprises includes Shenzhen Tianyuemeng, Yijia Network, Qianhai Youshi and Beijing Weixiaohai, and HNTEs includes Shanghai Mengyun and Shenzhen Mengyun.

Our PRC subsidiaries are subject to value added tax, or VAT, at a rate of 6% on services and 13% on goods in China. We are also subject to surcharges on VAT payments in accordance with PRC laws.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the unaudited consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of principal accounting policies” of our unaudited consolidated financial statements included under Item 1 of Part I in this Quarterly Report, certain accounting policies are deemed “critical,” as they require our management’s highest degree of judgment, estimates and assumptions. While our management believes our judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of MicroCloud and its subsidiaries. All significant intercompany transactions and balances between MicroCloud and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which MicroCloud, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates and assumptions

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our unaudited consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, revenue recognition, inventory reserve, purchase price allocation for business combination, uncertain tax position, and deferred taxes. Actual results could differ from these estimates.

Foreign currency translation and transaction

The functional currency of MicroCloud, Menyun HK, Broadvision HK, and Mcloudvr HK is in US dollars and the functional currency of other subsidiaries of us are Renminbi (“RMB”), as determined based on the criteria of Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. Our reporting currency is also the RMB.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange in place at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the unaudited consolidated statement of operations.

In the unaudited consolidated financial statements, the financial information of MicroCloud and other entities located outside of the PRC has been translated into RMB. Our assets and liabilities translated from their respective functional currencies to the reporting currency at the exchange rates at the balance sheet dates, equity accounts are translated at historical exchange rates and revenues and expenses are translated at the average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustment are recorded in other comprehensive income (loss).

Convenience translation

Translations of balances in the unaudited consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows from RMB into USD as of and for the nine months ended September 30, 2022 are solely for the convenience of the reader and were calculated at the rate of RMB 1.00 to USD 0.1406, representing the mid-point reference rate set by Peoples’ Bank of China on September 30, 2022. No representation is made that the RMB amounts represent or could have been, or could be, converted, realized or settled into USD at that rate, or at any other rate.

Goodwill

Goodwill represents the excess of the consideration paid for an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written down to its fair value and the loss is recognized in the consolidated statements of income and comprehensive income. Impairment losses on goodwill are not reversed.

We have the option to assess qualitative factors to determine whether it is necessary to perform further impairment testing in accordance with ASC 350-20, as amended by ASU 2017-04. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the impairment test described below is required. We compare the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being discounted cash flows.

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the nine months ended September 30, 2021 and 2022, no impairment of long-lived assets was recognized.

Investments in unconsolidated entities

Our investments in unconsolidated entities consist of equity investments without readily determinable fair value.

We follow ASC Topic 321, Investments Equity Securities (“ASC 321”) to account for investments that do not have readily determinable fair value and over which we do not have significant influence. We use the measurement alternative to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary.

Business combination

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in our consolidated statements of income and comprehensive income. The results of operations of the acquired business are included in our operating results from the date of acquisition.

Fair value measurement

U.S. GAAP regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by us.

U.S. GAAP defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the unaudited consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Noncontrolling Interests

Our noncontrolling interests represent the minority shareholders’ ownership interests related to our subsidiaries, including 44% for Ocean HK and its subsidiaries. The noncontrolling interests are presented in the consolidated balance sheets separately from equity attributable to our shareholders. Noncontrolling interests in the results of us are presented on the consolidated statement of income as allocations of the total income or loss for the nine months ended September 30, 2022 between noncontrolling interest holders and our shareholders.

Common Stock Warrants

We account for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement. See Item 1 of Part I “Financial statements—Note 20—Warrant liabilities”.

Revenue recognition

Effective January 1, 2019, we adopted ASC Topic 606 using the modified retrospective adoption method. Based on the requirements of ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We primarily sell our products to hospitals and medical equipment companies. Revenue is recognized when the following 5-step revenue recognition criteria are met:

1)	Identify the contract with a customer

2)	Identify the performance obligations in the contract

3)	Determine the transaction price

4)	Allocate the transaction price

5)	Recognize revenue when or as the entity satisfies a performance obligation

Our revenue recognition policies effective upon the adoption of ASC 606 are as follows:

(i) Holographic Solutions

a. Holographic Technology LiDAR Products

We generate LiDAR revenue through selling integrated circuit board embedded with holographic software. We typically enter into written contracts with its customer where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of inventory. Our performance obligation is to deliver products according to contract specifications. We recognize product revenues at a point in time when the control of products are transferred to customers.

b. Holographic Technology Intelligence Vision software and Technology Development Service

We generate revenue by developing ADAS software and technology, which are generally on a fixed-priced basis. We have no alternative use for the customized software and we have an enforceable right to payment for performance completed to date. Revenues from ADAS software development contracts are recognized over time during the contract period based on our measurement of progress towards completion using input method, which is usually measured by comparing labor hours expended to date to total estimated labor hours needed to satisfy the performance obligation. As of December 31, 2021 and September 30, 2022, our aggregate amount of transaction price allocated to unsatisfied performance obligation is RMB2,450,000 and RMB465,800. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. We have a long history of developing various ADAS software resulting in its ability to reasonably estimate the progress toward completion on each fixed price customized contracts.

c. Holographic Technology Licensing and Content Products

We provide holographic content products and holographic software for music videos, shows, and commercials on a fixed-price basis. These contents and software are generally pre-developed and exist when made available to the customer. Content products are delivered through its website or offline using hard drive.

Revenues from licensing and content products are recognized at the point in time when the control of products or services is transferred to customers. No upgrades, maintenance, or any other post-contract customer support are provided.

d. Holographic Technology Hardware Sales

We are a distributer of holographic hardware and generates revenue through resale. In accordance with ASC 606, revenue recognition: principal agent consideration, an entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. Otherwise, the entity is an agent in the transaction. We evaluate three indicators of control in accordance with ASU 2016-08: 1) for hardware sales, we are the most visible entity to customers and assumes fulfilment risk and risks related to the acceptability of products, including addressing customer complaints directly and handling of product returns or refunds directly. 2) we assume inventory risk after taking the title from vendors and are responsible for product damage during shipment period prior to acceptance of its customers and are also responsible for product return if the customer is not satisfied with the products. 3) we determine the resale price of hardware products. 4) we are the party that direct the use of the inventory and can prevent the vendor from transferring the product to a customer or to redirect the products to a different customer. After evaluating the above scenario, we consider ourselves the principal of these arrangements and record hardware sales revenue on a gross basis.

Hardware sales contracts are on a fixed price basis with no separate sales rebate, discount, or other incentive. Revenue is recognized at a point in time when we have delivered products and the acceptance by our customer with no future obligation. We generally permit returns of products due to deficits; however, returns are historically insignificant.

(ii) Holographic Technology Service

Holographic advertisements are the use of holographic technology integrated into advertisements on media platforms and offline display. We enter advertising contracts with advertisers to promote merchandises and services where the price, which is generally based on cost per action (“CPA”), is fixed and determinable. We provide our advertising service to channel providers where the amounts cost per action are also fixed and determinable. Revenue is recognized at a point of time when agreed actions are performed. We consider ourselves as provider of the services under the CPA model as we have the control of the services at any time before they are transferred to the customers, which is evidenced by 1) having a right to a service to be performed by the other party, which gives us the ability to direct that party to provide the service to the customers on our behalf. 2) having discretion in setting the price for the service 3) billing monthly advertising fee directly to customers by settling valid CPA data with customers. Therefore, we act as the principal of these arrangements and reports revenue earned and costs incurred related to these transactions on a gross basis. We also provide advertisement services through influencers on social networks. We charge advertisers a fixed rate, which is generally a fixed percentage of total value of merchandise sold over a specific period (“GMV”). Revenue is recognized at a point of time when merchandise is sold through social network.

Our SDK service is a collection of software development tools in one installable package that enables customers (usually software developers) to add holographic functionality and run holographic advertisements in their APPs or software. SDK contracts are primarily on a fixed rate basis, or cost per SDK Connection. We recognize SDK service revenue at a point in time when a user completes an SDK connection via a designated portal. Service fees are generally billed monthly based on per-connection basis.

We also provide game promotion services for game developers and licensed game operators. We acted as a marketing channel that it will promote the games through in-house or third-party platforms, from which users can download the mobile and purchase virtual currency for in game premium features to enhance their game playing experience. We contract with third party payment platforms for collection services offered to game players who have purchased virtual currency. The game developers, licensed operator, payment platforms and the marketing channels are entitled to profit sharing based on a prescribed percentage of the gross amount charged to the game players. Our obligation in the promotion services is completed at a point in time when the game players made a payment to purchase virtual currency. We considered itself an agent in these arrangements since we do not control the services at any time. Accordingly, we record the game promotion service revenue on a net basis.

Contract balances:

We record receivable related to revenue when we have an unconditional right to invoice and receive payment.

Payments received from customers before all of the relevant criteria for revenue recognition met are recorded as deferred revenues.

Our disaggregate revenue streams are summarized and disclosed in “Note 22—Segments” of our unaudited consolidated financial statements included under Item 1 of Part I in this Quarterly Report.

Operating leases

Effective January 1, 2022, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On January 1, 2022, we recognized approximately RMB 5.7 million (USD 0.8 million) of right of use (“ROU”) assets and approximately RMB 5.7 million (USD 0.8 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 5.6% to 7%. On September 30, 2022, after the acquisition of Beijing Weixiaohai, we recognized approximately RMB 0.9 million (USD 0.1 million) of right of use (“ROU”) assets and approximately RMB 0.9 million (USD 0.1 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.3%.

We determine if a contract contains a lease at inception. US GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of our real estate leases are classified as operating leases.

When determining the lease payments for an operating lease transitioning to ASC 842 using the effective date, it’s based on future payments at the transition date, based on the present value of lease payments over the remaining lease term. Since the implicit rate for our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

We review the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. We review the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the unaudited consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our unaudited consolidated results of operations data for the periods presented:

	For the three months ended September 30,			For the nine months ended September 30,
	2021	2022	2022	2021	2022	2022
	RMB	RMB	USD	RMB	RMB	USD
	(Unaudited)
OPERATING REVENUES
Products	16,361,712	19,996,659	2,811,086	85,344,274	106,275,662	14,939,996
Services	37,682,675	152,456,502	21,431,996	186,612,702	318,324,137	44,749,299
Total Operating Revenues	54,044,387	172,453,161	24,243,082	271,956,976	424,599,799	59,689,295

COST OF REVENUES
Products	(13,033,962)	(14,988,401)	(2,107,036)	(69,255,267)	(94,874,546)	(13,337,253)
Services	(4,606,996)	(90,454,228)	(12,715,854)	(14,060,155)	(136,944,352)	(19,251,332)
Total Cost of Revenues	(17,640,958)	(105,442,629)	(14,822,890)	(83,315,422)	(231,818,898)	(32,588,585)

GROSS PROFIT	36,403,429	67,010,532	9,420,192	188,641,554	192,780,901	27,100,710

OPERATING EXPENSES
Provision for doubtful accounts	(763,479)	(2,108,156)	(296,360)	(772,728)	(3,345,438)	(470,294)
Selling expenses	(1,385,863)	(2,316,053)	(325,586)	(3,813,409)	(5,679,054)	(798,349)
General and administrative expenses	(8,019,119)	(6,258,991)	(879,875)	(15,400,176)	(17,473,403)	(2,456,372)
Research and development expenses	(19,565,308)	(49,023,855)	(6,891,664)	(114,442,055)	(124,836,044)	(17,549,173)
Total operating expenses	(29,733,769)	(59,707,055)	(8,393,485)	(134,428,368)	(151,333,939)	(21,274,188)

INCOME FROM OPERATIONS	6,669,660	7,303,477	1,026,707	54,213,186	41,446,962	5,826,522

CHANGE IN FAIR VALUE OF WARRANT LIABILITY	-	4,686,893	658,873	-	4,686,893	658,873

OTHER INCOME (EXPENSE)
Finance income (expenses), net	(33,995)	(120,294)	(16,911)	(135,430)	157,193	22,098
Other (expenses) income, net	(11,826)	347,463	48,846	1,337,826	927,313	130,360
Total other income, net	(45,821)	227,169	31,935	1,202,396	1,084,506	152,458

INCOME BEFORE INCOME TAXES	6,623,839	12,217,539	1,717,515	55,415,582	47,218,361	6,637,853
BENIFIT (PROVISION) FOR INCOME TAX	418,198	(407,650)	(57,307)	265,707	1,262,111	177,425

NET INCOME	7,042,037	11,809,889	1,660,208	55,681,289	48,480,472	6,815,278
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	2,662,315	374,262	-	2,599,285	365,402
NET INCOME ATTRIBUTABLE TO MC HOLOGRAM INC. ORDINARY SHAREHOLDERS	7,042,037	9,147,574	1,285,946	55,681,289	45,881,187	6,449,876

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(4,570)	734,234	103,217	(18,150)	1,357,877	190,887

COMPREHENSIVE INCOME	7,037,467	12,544,123	1,763,425	55,663,139	49,838,349	7,006,165
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	2,662,315	374,262	-	2,599,285	365,402
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	7,037,467	9,881,808	1,389,163	55,663,139	47,239,064	6,640,763

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Weighted average number of ordinary shares outstanding-Basic and diluted*	50,812,035	50,812,035	50,812,035	50,812,035	50,812,035	50,812,035

EARNINGS PER SHARE ATTRIBUTABLE TO MC HOLOGRAM INC. ORDINARY SHAREHOLDERS
Earnings per ordinary share - Basic and diluted*	0.73	0.62	0.09	1.10	0.90	0.13

The Three Months Ended September 30, 2022 Compared To The Three Months Ended September 30, 2021

Operating Revenues. Our total operating revenues increased by approximately 219.1% from RMB54.0 million for the three months ended September 30, 2021 to RMB172.5 million (US$24.2 million) for the three months ended September 30, 2022. The products revenues increased by approximately 22.2% from RMB16.4 million for the three months ended September 30, 2021 to RMB20.0 million (US$2.8 million) for the three months ended September 30, 2022, primarily due to the demands increased from our customers on the holographic solutions. The services revenues increased by approximately 304.6% from RMB37.7 million for the three months ended September 30, 2021 to RMB152.5 million (US$21.4 million) for the three months ended September 30, 2022, primarily due to the increase of the demand increased from our customers for the advertising and promotion services.

Cost of Revenue. Our cost of revenue increased by approximately 497.7% from RMB17.6 million for the three months ended September 30, 2021 to RMB105.4 million (US$14.8 million) for the three months ended September 30, 2022. The cost of products sales increased by approximately 15.0% from RMB13.0 million for the three months ended September 30, 2021 to RMB15.0 million (US$2.1 million) for the three months ended September 30, 2022. The cost of services increased by approximately 1,863.4% from RMB4.6 million for the three months ended September 30, 2021 to RMB90.5 million (US$12.7 million) for the three months ended September 30, 2022, primarily due to our significant increased service cost paid to our outsourcing suppliers and content providers as a result of the demand increased from our customers for the advertising and promotion services.

Gross Profit and Gross Margin. As a result of the factors set out above, our gross profit increased by approximately 84.1% from RMB36.4 million for the three months ended September 30, 2021 to RMB67.0 million (US$9.4 million) for the three months ended September 30, 2022. However, our gross margin decreased from 67.4% for the three months ended September 30, 2021 to 38.9% for the three months ended September 30, 2022 as the increase of our outsourcing costs exceeded the increase in revenues on our advertising and promotion business.

Provision for doubtful accounts. Our provision for doubtful accounts increased by approximately 176.1% from RMB0.8 million for the three months ended September 30, 2021 to RMB2.1 million (US$0.3 million) for the three months ended September 30, 2022, primarily due to the allowance accrued based on management’s best estimates of specific losses on individual customer exposures.

Selling Expenses. Our selling and marketing expenses increased by approximately 67.1% from RMB1.4 million for the three months ended September 30, 2021 to RMB2.3 million (US$0.3 million) for the three months ended September 30, 2022. This increase was primarily due to the increase of sales and marketing activities for our business development.

General and Administrative Expenses. Our general and administrative expenses decreased by approximately 21.9% from RMB8.0 million for the three months ended September 30, 2021 to RMB6.3 million (US$0.9 million) for the three months ended September 30, 2022. This decrease was primarily due to the cost control for the management and other supporting departments.

Research and Development Expenses. Our research and development expenses increased by approximately 150.6% from RMB19.6 million for the three months ended September 30, 2021 to RMB49.0 million (US$6.9 million) for the three months ended September 30, 2022. The increase was primarily due to the continued research and development activities to supporting our business development.

Income from Operations. As a result of the factors set out above, we had approximately RMB6.7 million operating income for the three months ended March 31, 2021 and RMB7.3 million (US$1.0 million) operating income for the three months ended September 30, 2022.

Change in Fair Value of Warrant Liability We recorded change in fair value of warrant liability of nil and RMB4.7 million (US$0.7 million) for the three months ended September 30, 2021 and 2022, respectively. We classified the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each presented period. Warrant liability is subject to re-measurement at each unaudited consolidated Balance Sheet until exercised, and any change in fair value is recognized in our unaudited consolidated Statements of Income. The Private Warrants are valued using a Black Scholes model.

Financial Expenses, net. We had net financial expenses of approximately RMB0.03 million and RMB0.1 million (US$ 0.02 million) which consisted primarily of bank charges and interest expenses for the three months ended September 30, 2021 and 2022, respectively.

Other Income, net. We recorded net other expenses of approximately RMB0.01 million and net other income of RMB0.3 million (US$0.05 million) for the three months ended September 30, 2021 and 2022, respectively. Other income was mainly attributable to government subsidies in the form of cash and taxation award during COVID-19 pandemic period. However, government subsidies in the form of cash and taxation award are discretionary in nature and we do not believe that the increase in government subsidies during the referenced period is reflective of a known trend.

Benefit (Expenses) for Income Tax. Our income tax benefit was approximately RMB0.4 million for the three months ended September 30, 2021. Our income tax expense was approximately RMB0.4 million (US$0.1 million) for the three months ended September 30, 2022 primarily due to the increase of taxable income generated from operations in our subsidiaries in PRC.

Net Income. As a result of the foregoing, we had net income of approximately RMB7.0 million and RMB11.8 million (US$1.7 million) for the three months ended September 30, 2021 and 2022, respectively.

The Nine Months Ended September 30, 2022 Compared To The Nine Months Ended September 30, 2021

Operating Revenues. Our total operating revenues increased by approximately 56.1% from RMB272.0 million for the nine months ended September 30, 2021 to RMB424.6 million (US$60.0 million) for the nine months ended September 30, 2022. The products revenues increased by approximately 24.5% from RMB85.3 million for the nine months ended September 30, 2021 to RMB106.3 million (US$14.9 million) for the nine months ended September 30, 2022, primarily due to the demands increased from our customers on the holographic solutions and our successful business development in 2022. The services revenues increased by approximately 70.6% from RMB186.6 million for the nine months ended September 30, 2021 to RMB318.3 million (US$44.7 million) for the nine months ended September 30, 2022, primarily due to the business development on the advertising and promotion services in 2022.

Cost of Revenue. Our cost of revenue increased by approximately 178.2% from RMB83.3 million for the nine months ended September 30, 2021 to RMB231.8 million (US$32.6 million) for the nine months ended September 30, 2022. The cost of products sales increased by approximately 37.0% from RMB69.3 million for the nine months ended September 30, 2021 to RMB94.9 million (US$13.3 million) for the nine months ended September 30, 2022. The cost of services increased by approximately 874.0% from RMB14.1 million for the nine months ended September 30, 2021 to RMB136.9 million (US$19.3 million) for the nine months ended September 30, 2022, primarily due to our significant increased service cost paid to our outsourcing suppliers and content providers as a result of the demand increased from our customers for the advertising and promotion services developed in 2022.

Gross Profit and Gross Margin. As a result of the factors set out above, our gross profit increased by approximately 2.2% from RMB188.6 million for the nine months ended September 30, 2021 to RMB192.8 million (US$27.1 million) for the nine months ended September 30, 2022. However, our gross margin decreased from 69.4% for the nine months ended September 30, 2021 to 45.4% for the nine months ended September 30, 2022 as the increase of our outsourcing costs exceeded the increase in revenues on our advertising and promotion business.

Provision for doubtful accounts. Our provision for doubtful accounts increased by approximately 332.9% from RMB0.8 million for the nine months ended September 30, 2021 to RMB3.3 million (US$0.5 million) for the nine months ended September 30, 2022, primarily due to the allowance accrued in 2022 based on management’s best estimates of specific losses on individual customer exposures.

Selling Expenses. Our selling and marketing expenses increased by approximately 48.9% from RMB3.8 million for the nine months ended September 30, 2021 to RMB5.7 million (US$0.8 million) for the nine months ended September 30, 2022. This increase was primarily due to the increase of sales and marketing activities for our business development in 2022.

General and Administrative Expenses. Our general and administrative expenses increased by approximately 13.5% from RMB15.4 million for the nine months ended September 30, 2021 to RMB17.5 million (US$2.5 million) for the nine months ended September 30, 2022. This increase was primarily due to the increasing costs for supporting our expanding business in 2022.

Research and Development Expenses. Our research and development expenses increased by approximately 9.1% from RMB114.4 million for the nine months ended September 30, 2021 to RMB124.8 million (US$17.5 million) for the nine months ended September 30, 2022. The increase was primarily due to the continued research and development activities to supporting our business development in 2022.

Income from Operations. As a result of the factors set out above, we had approximately RMB54.2 million operating income for the nine months ended March 31, 2021 and RMB41.4 million (US$5.8 million) operating income for the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liability We recorded change in fair value of warrant liability of nil and RMB4.7 million (US$0.7 million) for the nine months ended September 30, 2021 and 2022, respectively. We classified the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each presented period. Warrant liability is subject to re-measurement at each unaudited consolidated Balance Sheet until exercised, and any change in fair value is recognized in our unaudited consolidated Statements of Income. The Private Warrants are valued using a Black Scholes model.

Financial (Expenses) Income, net. We had net financial expenses of approximately RMB0.1 million and net interest income of RMB0.2 million (US$ 0.02 million) which consisted primarily of interest earned from our cash and cash equivalents for the nine months ended September 30, 2021 and 2022, respectively.

Other Income, net. We recorded net other income of approximately RMB1.3 million and RMB0.9 million (US$0.1 million) for the nine months ended September 30, 2021 and 2022, respectively. Other income was mainly attributable to government subsidies in the form of cash and taxation award during COVID-19 pandemic period. However, government subsidies in the form of cash and taxation award are discretionary in nature and we do not believe that the increase in government subsidies during the referenced period is reflective of a known trend.

Benefit for Income Tax. Our income tax benefit was approximately RMB0.3 million and RMB1.3 million (US$0.2 million) for the nine months ended September 30, 2021 and 2022, respectively, primarily due to the decrease of taxable income generated from operations in our subsidiaries in PRC for the nine months ended September 30, 2022 compared with for the nine months ended September 30, 2021.

Net Income. As a result of the foregoing, we had net income of approximately RMB55.7 million and RMB48.5 million (US$6.8 million) for the nine months ended September 30, 2021 and 2022, respectively.

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information.

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. We are still evaluating the impact of the adoption of this ASU on our unaudited consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for us for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard does not have material impact on Company’s unaudited consolidated financial statements and related disclosures.

Except as mentioned above, we do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Cash flow from operations, advance from shareholders, and proceeds from third party loan have been utilized to finance our working capital requirements. As of September 30, 2022, we had cash of RMB 334.1 million (USD 47.0 million). Our working capital was approximately RMB 350.5 million (USD 49.3 million) as of September 30, 2022. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

Following the approval of the Business Combination, on September 16, 2022, we received net cash proceeds of $33.2 million from then closing of the Business Combination, net of certain transaction costs.

We are subject to risks and uncertainties frequently encountered by early-stage companies including, but not limited to, the uncertainty of successfully developing products, securing certain contracts, building a customer base, successfully executing business and marketing strategies, and hiring appropriate personnel.

To date, we have been funded primarily by cash flow generated from operations, interest-free advances by from MC shareholders prior to the closing of the Business Combination, and the net proceeds we received through the Business Combination. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

The following table sets forth a summary of our cash flows for the periods presented

	For the nine months ended September 30,
	2021	2022
	RMB	RMB	US$
	(Unaudited)
Net cash provided by operating activities	126,556,259	34,733,966	4,882,826
Net cash (used in)/provided by investing activities	(111,158,980)	15,211,999	2,138,470
Net cash (used in)/provided by financing activities	(1,804,496)	234,692,574	32,992,560
Effect of exchange rate on cash and cash equivalents	(70,212)	1,431,337	201,211
Change in cash and cash equivalents	13,522,571	286,069,876	40,215,067
Cash and cash equivalents, at the beginning of the period	30,682,374	48,006,979	6,748,714
Cash and cash equivalents, at the end of the period	44,204,945	334,076,855	46,963,781

Operating Activities

Historically, we have financed our operations primarily through cash generated from operations and borrowings from banks. We currently anticipate that we will be able to meet our needs to fund operations in the next twelve months with operating cash flow and existing cash balances.

We recorded net cash provided by operating activities of RMB34.7 million (US$4.9 million) for the nine months ended September 30, 2022. The difference between our net income of RMB48.4 million (US$6.8 million) and the net cash provided by operating activities was primarily due to (i) an adjustment of RMB3.7 million (US$0.5 million) in non-cash items, which mainly consisted of depreciation and amortization of RMB6.3 million (US$0.9 million), provision for doubtful accounts of RMB3.3 million (US$0.5 million), deferred tax benefits of RMB1.3 million (US$0.2 million) and change in fair value of warrant liabilities of RMB4.7 million (US$0.7 million), (ii) an increase of accounts payable of RMB6.7 million (US$0.9 million), and (iii) an increase of advance from customers of RMB17.7 million (US$2.5 million), and was partially offset by an increase of accounts receivable of RMB29.7 million (US$4.2 million) and prepayments and other current assets of RMB12.2 million (US$1.7 million).

Net cash generated from operating activities for the nine months ended September 30, 2021 was RMB126.6 million. The difference between our net income of RMB55.7 million and the net cash generated from operating activities was primarily due to (i) an adjustment of RMB5.5 million in non-cash items, which mainly consisted of depreciation and amortization of RMB5.0 million, (ii) a decrease of accounts receivable of RMB21.2 million, (iii) an increase of accounts payable of RMB40.4 million, and (iv) a decrease of inventories of RMB3.0 million.

Investing Activities

Net cash provided by investing activities was RMB15.2 million (US$2.1 million) for the nine months ended September 30, 2022, primarily due to the loan repayment from third parties of RMB23.7 million (US$3.3 million) and the net cash received on acquisition of RMB3.7 million (US$0.5 million) partially offset by the loan proceeds to third parties of RMB10.3 million (US$1.5 million) and purchase of property and equipment of RMB1.8 million (US$0.3 million).

Net cash used in investing activities was RMB111.2 million for the nine months ended September 30, 2021, primarily due to (i) payments to related parties for the business acquisition of RMB50.0 million, (ii) loan proceeds to third parties of RMB61.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was RMB234.7 million (US$33.0 million), primarily due to an increase in the proceeds from capital contribution in reverse capitalization of RMB236.3 million (US$33.2 million).

Net cash used in financing activities for the nine months ended September 30, 2021 was RMB1.8 million, primarily due to (i) an increase in the repayments to related parties of RMB10.6 million, and (ii) an increase in the repayments to third parties of RMB1.2 million, partially offset by repayments from third party of RMB8.7 million and amounts advanced from related parties of RMB1.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective because of the material weaknesses identified in our internal control: (i) we did not maintain an effective control environment; and (ii) we lacked formal policies and procedures to establish a risk assessment process and internal control framework and lacked an audit committee and the internal audit function to establish formal risk assessment process and internal control framework. The material weakness could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. See Item 1A of Part II “Risk Factors—Risks Factors Relating to Finance and Accounting” for more details.

Our management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we plan to (i) hire personnel expertized in technical accounting and financial reporting and provide internal training to our accounting team on U.S. GAAP knowledge; (ii) improve our accounting and financial reporting procedures and provide access to third-party professionals; (iii) adopt various reporting systems to ensure the completeness, timeliness and accuracy our financial reporting; (iv) identify and evaluating risks we face; (v) adopting control activities to be taken to mitigate risks with written policies and procedures; (vi) ensure efficient internal and external communication environment and all parts we are adhering to standard practices; and (vii) monitor regularly to verify that internal controls are functioning properly.

Management’s Quarterly Report on Internal Control over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be subject from time to time to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, and penalties, non-monetary sanctions, or relief. We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. See also Item 1 of Part I, “Financial Statements—Note 21—Commitments and contingencies”

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Relating to Our Business and Industry

The holographic technology service industry is developing rapidly and affected by continuous technological changes, with the risk that we cannot continue to make the correct strategic investment and develop new products to meet customer needs.

The holographic service industry develops rapidly, and our success depends on our ability to continuously develop and implement services and solutions that predict and respond to rapid and ongoing changes in holographic technology and the industry, and to continuously provide services that meet the changing needs of customers. If we do not invest enough in new technologies, or if we do not make the right strategic investments to address these developments and drive innovation, our competitive advantages may be negatively impacted. To maintain and enhance our current competitive position, we need to continuously introduce new solutions and services to meet customers’ needs.

Research and development of new technologies and solutions require substantial investments of human resources and capital. However, there is no guarantee that our research and development will be successful, or that we could achieve the excepted return on our human resources and capital investments. While we intend to invest substantial resources to remain on the forefront of technological development, continuing changes in holographic technology and the markets, including the ADAS and autonomous driving industries, LiDAR and holographic digital twin technology service industries, could adversely affect adoption of holographic technology and/or our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as the ability to introduce a variety of new product offerings, to address the changing needs of the markets. If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products could lose market share, our revenue may decline, and our business and prospects may be adversely affected.

In addition, our success to date has been based on the delivery of holography-centered software and hardware solutions to research and development programs in which developers are investing substantial capital to develop new systems. Our continued success relies on the success of the research and development phase of these customers as they expand into commercialized projects. For example, with respect to our holographic ADAS segment, most of our automotive customers are just beginning on the path to commercialization, as large-scale commercialization of the autonomous driving industry is yet to start. As holographic technology reaches the stage of large-scale commercialization, we will be required to develop and deliver holography-centered software and hardware solutions at price points that enable wider and ultimately mass-market adoption. In addition, the delays in introducing products and innovations, and the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative technologies.

Our competitive position and results of operations could be harmed if we do not compete effectively.

The holographic service market is characterized by intense competition, new industry standards, limited barriers to entry, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions (including alternatives with limited functionality available at lower costs or free of charge). Any of these factors could create downward pressure on pricing and profitability and could adversely affect our ability to retain current customers or attract new customers. Our future success will depend on the ability to continuously enhance and integrate our existing products and services, introduce new products and services in a timely and cost-effective manner, meet changing customer expectations and needs, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments.

Furthermore, some of our current and potential competitors enjoy competitive advantages such as greater financial, technical, sales, marketing and other resources, broader brand awareness, and access to larger customer bases. As a result of these advantages, potential and current customers might select the products and services of our competitors, which may cause a loss of market share to us.

Adverse conditions in the related industries, such as the automotive industry, or the global economy in general could have adverse effects on our results of operations.

Our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the related industries, such as the automobile industry, and the global economy in general. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in China has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products. In addition, adverse conditions in the global economy in general could also adversely affect the results of operations of our customers. Any significant adverse changes in the results of operations of our customers could in turn have material adverse effects on our business, results of operations and financial position.

The market adoption of LiDAR, especially holographic LiDAR technology, is uncertain. If market adoption of LiDAR does not continue to develop, or develops more slowly than we expect, our business will be adversely affected.

Our holographic LiDAR-based ADAS solutions can be applied to different use cases across end markets. Despite the fact that the automotive industry has engaged in considerable effort to research and test LiDAR products for ADAS and autonomous driving applications, the application of LiDAR products, especially holographic LiDAR products, in commercially available vehicles has been generally limited. We continually study emerging and competing sensing technologies and methodologies and we may add new sensing technologies to address LiDAR’s relative deficiencies in detecting colors and low reflectivity objects and performing in extreme weather conditions. However, LiDAR products remain relatively new, and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technology, including a combination of different technologies, will achieve acceptance or leadership in the ADAS and autonomous driving industries. Even if LiDAR products are used in initial generations of autonomous driving technology and certain ADAS products, we cannot guarantee that LiDAR products will be designed into or included in subsequent generations of such commercialized technology.

Market growth potentials for ADAS or autonomous vehicles is difficult to predict, especially in light of the economic consequences of the COVID-19 pandemic. By the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on LiDAR and other modalities to increase substantially. If commercialization of LiDAR products is not successful, or not as successful as we or the market expect, or if other sensing modalities gain acceptance by market participants and regulators by the time autonomous vehicle technology achieves mass market adoption, our business, results of operations and financial condition will be materially and adversely affected.

We are investing in and pursuing market opportunities outside of the automotive markets, including but not limited to industrial and security robots, mapping applications for topography and surveying and smart city initiatives. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market. Addressing these requirements can be time-consuming and costly. The market for LiDAR technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers outside of the automotive industry are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our LiDAR products or at all. We cannot be certain that LiDAR will be sold into these markets, or any market outside of automotive market, at scale. If LiDAR technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.

Our results of operations could materially suffer in the event of insufficient pricing to enable us to meet profitability expectations.

If we are not able to obtain sufficient pricing for our services and solutions, our revenues and profitability could materially suffer. The rates we are able to charge for services and solutions are affected by a number of factors, including:

●	general economic and political conditions;

●	the competitive environment in our industry;

●	market price of our service and products provided;

●	our bargaining power when entering into contract with customers;

●	our customers’ preferences and desire to reduce their costs; and

●	our ability to accurately estimate, monitor and manage our contract revenues, costs of sales, profit margins and cash flows over the full contract period.

In addition, our profitability with respect to services and solutions for new technologies may be different when compared to the profitability of our current business, due to factors such as the use of alternative pricing, the mix of work and the number of service providers, among others.

The competitive environment in the holographic technology service industry and related industries in the PRC affects our ability to obtain favorable pricing in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate and/or clearly convey the value of our services and solutions, the more likely that price will become the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products that we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter new markets or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be better positioned to offer similar services at lower prices. As such, failure to adopt a sufficient pricing policy or adjust our pricing policy in a timely and effective manner could adversely and materially affect our competitive position in the industry, which could adversely and materially affect our operations and financial conditions.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability, and there is no guarantee that such efforts would eventually generate revenue for us.

Our future growth depends on penetrating new markets, adapting existing technologies and products to new applications and customer requirements, and introducing new services and products that achieve market acceptance. We plan to incur substantial and potentially increasing, research and development costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Because we account for research and development as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, the performance of holographic LiDAR depends on software and hardware solutions involving the integration of automotive integrated circuit (IC), holographic image processing and algorithm software. Production of these complex components may require extremely high cost, which may reduce our profit margins or increase our losses.

We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.

In the future, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings, or to enter into credit facilities for other reasons. In order to further business relationships with current or potential customers and partners, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing shareholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Market share of our holographic LiDAR products will be materially adversely affected if such products are not adopted by the automotive original equipment manufacturers (OEMs) or their supplier for ADAS applications.

The OEMs and their suppliers have been developing applications in the autonomous driving and ADAS industries over the years. These OEMs manufacturers and suppliers perform extensive testing or identification processes before ordering a large number of LiDAR products, as such products would function as part of a larger system or platform and must comply with certain other specifications. In the future, we may spend a lot of time and resources to have our products selected by automotive OEMs and their suppliers, which is called “design win.” In terms of autonomous driving and ADAS technology, a design win means that our holographic LiDAR products have been selected for use in specific models. If our products are not selected by the OEMs or their suppliers for one model, or if our products are not successful on that model, it is unlikely to be deployed on other models of that OEM. If we fail to win a large number of models from one or more automotive OEMs or their suppliers, our business will be materially adversely affected.

We have material customer concentration, with a limited number of customers accounting for a material portion of our revenues for the nine months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022, our five largest customers in aggregate accounted for approximately 44.7% of our revenues for the same period, and our largest customer accounted for approximately 15.7% of our revenues for these periods, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers, or to predict the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. Further, we may not be able to maintain and solidify our relationships with these major customers on commercially reasonable terms, or at all. As such, any declines in revenues from our major customers could have an adverse effect on our business, results of operations and financial condition.

The period of time from a “design win” to implementation is long, and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate our products and confirm that they can integrate with other technologies before including them in any particular system, product or model. The development cycles of our products with new customers varies widely depending on the application, market, customer and the complexity of the product. In the automotive market, for example, this development cycle can be five to seven or more years. The development cycle in certain other markets can be months to one or two years. These development cycles result in our investment of resources prior to realizing any revenue from the commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology, as well as that we will not be able to integrate our technology successfully into a larger system with other sensing modalities. Further, our revenue could be less than forecasted if the system, product or vehicle model that includes our LiDAR products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of our new products, damage our reputation with current or prospective customers, result in product returns or expose us to product liability and other claims and adversely affect our operating costs.

Our products are highly technical and very complex and require high standards to manufacture. These products have in the past and will likely in the future experience defects, errors or bugs at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in (i) serious injury to the end users of technology incorporating our products, or those in the surrounding area, (ii) customers never being able to commercialize technology incorporating our products, and (iii) litigation against us, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. Furthermore, we could also experience higher levels of product returns in such cases, which could adversely affect our financial results. These problems may also result in claims against us by our customers or others. our reputation or brand may be damaged as a result of these problems, and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers.

Failure in cost control may negatively impact the market adoption and profitability of our products.

Our production output depends on our ability to produce and/or procure certain key components and raw materials at an acceptable price. If we fail to reduce or control costs to be incurred thereof, we might not be able to price our products competitively, which in turn may reduce the market adoption rate of our products. In addition, failure in cost control may also result in material adverse effects on our profitability. As such, our results of operations and financial position will be adversely affected.

Continued pricing pressures may result in low profitability, or even losses to us.

Automotive OEMs possess significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive and has a high fixed cost base. Accordingly, we expect to be subject to substantial continuing pressure from automotive OEMs and their suppliers to reduce the price of our products. It is possible that pricing pressures could intensify beyond our expectations as automotive OEMs pursue restructuring, consolidation and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our profitability would be adversely affected.

We have a limited operating history, and we may not be able to sustain rapid growth, effectively manage growth or implement business strategies.

We have a limited operating history. Although we have experienced significant growth since launching our business, our historical performance results and growth rate may not be indicative of our future performance. We may not be able to achieve similar results or grow at the same rate as we have in the past. To keep pace with the development of the holographic technology service industry in the PRC, we may need to adjust and upgrade our product and service offerings or modify our business model. These adjustments may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations.

In addition, our rapid growth and expansion have placed, and is expected to continue to place, a significant strain on our management and resources. There is no assurance that our future growth will be sustained at a similar rate or at all. We believe that our revenue, expenses and operating results may vary from period to period in response to a variety of factors beyond our control, which primarily include general economic conditions, emergencies and changes in policies, laws and regulations that may affect our business operations and our ability to monitor costs. In addition, our ability to develop new sources of revenues, diversify monetization methods, attract and retain customers, continue developing innovative technologies, increase brand awareness, expand into new market segments, and adjust to the rapidly changing regulatory environment in the PRC, will also affect our future growth to a great extent. Therefore, our historical results are not predictive of our future financial performance.

If we fail to attract, retain and engage appropriately-skilled personnel, including senior management and technology professionals, our business may be harmed.

Our future success depends on the retention of highly skilled executives and employees. Competition for well-qualified and skilled employees is intense. Our future success also depends on the continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including, in particular, software engineers, LiDAR scientists and holographic technology professionals. Our continued ability to compete effectively depends on the ability to attract new employees and to retain and motivate existing employees. If any member of our senior management team or other key employees leave, our ability to successfully operate the business and execute the business strategy could be adversely affected. We may also have to incur significant costs in identifying, hiring, training and retaining replacements of departing employees.

Our business depends substantially on the market recognition of our brand, and negative media coverage could adversely affect our business.

We believe that enhancing our brand and extending our customer base are cornerstones to sustaining our competitive advantages. Negative publicity about us and our business, shareholders, affiliates, directors, officers, and other employees, as well as the industry in which we operate, could be devastating and could materially and adversely affect the public perception of our brand, and in turn, reduce the sales of our products and services. Negative publicity concerning could be related to a wide variety of matters, including:

●	alleged misconduct or other improper activities committed by our shareholders, affiliates, directors, officers and other employees;

●	false or malicious allegations or rumors about us or our shareholders, affiliates, directors, officers, and other employees;

●	user complaints about the quality of our products and services;

●	copyright or patent infringements involving us and contents offered on our platforms; and

●	governmental and regulatory investigations or penalties resulting from our failure to comply with applicable laws and regulations.

In addition to traditional media, there has been an increasing use of social media platforms and similar devices in China, including instant messaging applications, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of users and other interested persons. The availability of information on instant messaging applications and social media platforms is virtually immediate as its impact without affording us an opportunity for redress or correction. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us, shareholders, directors, officers and employees may be posted on such platforms at any time. Risks associated with any such negative publicity or incorrect information cannot be eliminated entirely or mitigated, and may materially harm our reputation, business, financial condition and results of operations.

Failure to maintain, protect, and enhance our brand or to enforce our intellectual property rights may damage the results of our business and operations.

We believe that the protection of trade secrets, patents, trademarks and domain names is key to our success. In particular, we must maintain, protect, and strengthen our intellectual property rights related to our holographic technical services. Its intellectual property is essential to expanding the population of individuals and corporate users as well as increasing their trust in our services. We are committed to protecting our intellectual property rights in accordance with PRC laws and relevant agreements. We usually enter into confidentiality agreements with our employees to restrict the access, disclosure, and use of our proprietary information. However, we cannot guarantee that the contractual arrangements and other measures taken by us are sufficient to prevent the theft of our proprietary information, to prevent competitors from independently developing similar technologies, or to prevent any attempt to imitate it. Preventing unauthorized use of our intellectual property is difficult and costly, and the measures we take may not be enough to prevent intellectual property theft. If we sue for enforcing intellectual property, the litigation may result in huge costs and dispersion of our management and financial resources. Failure to protect our intellectual property rights may have a significant adverse impact on our business, financial position and operating performance.

We may be vulnerable to intellectual property infringement charges filed by other companies.

Although we developed and owns the core intellectual properties, the interpretation of PRC intellectual property laws and intellectual property standards are constantly evolving and may be uncertain. As a result, there might be litigations based on allegations of infringement, misappropriation or other violations of intellectual property rights. our defense of intellectual property rights claims brought against us or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Any of these events could adversely affect our business, operating results, financial condition and prospects.

We may not be able to protect our source code from copying if there is an unauthorized disclosure.

Source code, the detailed program commands for our middleware and software programs and solutions, is critical to our business. Although we license portions of our application and operating system source code to several licensees, we take significant measures to protect the secrecy of large portions of our source code. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with us by copying functionality, which could adversely affect our results of operations.

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our trademarks, brand or websites, or misappropriate our data and copy our platform, all of which could cause confusion to our users, divert online customers away from our products and services or harm our reputation.

To divert potential customers from us to such competitors’ or third parties’ websites or platforms, competitors and other third parties may purchase (i) trademarks that are similar to our trademarks and (ii) keywords that are confusingly similar to our brand or websites in internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert our potential customers to such competitors’ or third parties’ websites or platforms. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential customers away from our platform to competing, irrelevant or potentially offensive platform, which could harm our reputation and cause us to lose revenue.

Our business is highly dependent on the proper functioning and improvement of our information technology systems and infrastructure. Our business and operating results may be harmed by service disruptions, or by our failure to timely and effectively scale up and adjust our existing technology and infrastructure.

Our business depends on the continuous and reliable operation of our information technology (“IT”) systems. Our IT systems are vulnerable to damage or interruption as a result of fires, floods, earthquakes, power losses, telecommunications failures, undetected errors in software, computer viruses, hacking and other attempts to harm our IT systems. Disruptions, failures, unscheduled service interruptions or a decrease in connection speeds could damage our reputation and cause our customers and end-users to migrate to our competitors’ platforms. If we experience frequent or constant service disruptions, whether caused by failures of our own IT systems or those of third-party service providers, then our user experience may be negatively affected, which in turn may have a material and adverse effect on our reputation and business. We may not be successful in minimizing the frequency or duration of service interruptions. As the number of our end-users increases and more user data are generated on our platform, we may be required to expand and adjust technology and infrastructure to continue to reliably store and process content.

Our operations depend on the performance of the Internet infrastructure and fixed telecommunications networks in China, which may experience unexpected system failure, interruption, inadequacy or security breaches.

Almost all access to the Internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. Moreover, we primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and Internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China’s Internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. Web traffic in China has experienced significant growth during the past few years. Effective bandwidth and server storage at Internet data centers in large cities such as Beijing and Shenzhen are scarce. With the expansion of our business, we may be required to upgrade technology and infrastructure to keep up with the increasing traffic on our platform. We cannot assure you that the Internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in Internet usage. If we cannot increase our capacity to deliver online services, then we may not be able to expand our customer base, and the adoption of our services may be hindered, which could adversely impact our business and profitability.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and Internet services rise significantly, our results of operations may be materially and adversely affected. Furthermore, if Internet access fees or other charges to Internet users increase, some users may be prevented from accessing the mobile Internet and thus cause the growth of mobile Internet users to decelerate. Such deceleration may adversely affect our ability to continue to expand our user base.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in adverse publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties. Some third-party software we use in our operations is currently publicly available and free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, then we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

We exercise no control over the third parties with whom we have business arrangements. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, then we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Our insurance policies may not provide adequate coverage for all claims associated with our business operations.

We maintain various insurance policies, such as group personal accident insurance and corporate employee benefits insurance. However, our insurance coverage is still limited in terms of amount, scope and benefit. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption may result in our incurring substantial costs and the diversion of our resources. Any uninsured business disruption, litigation or legal proceedings or natural disasters, such as epidemics, pandemics or earthquakes, or other events beyond our control could result in substantial costs and the diversion of our management’s attention. If we were to be held liable for uninsured losses or amounts and claims for insured losses exceeding the limits of our insurance coverage, then our business, financial condition, and results of operations may be materially and adversely affected as a result.

We may be subject to claims, disputes or legal proceedings in the ordinary course of our business. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial condition could be adversely affected.

We may be subject to claims, disputes, or legal proceedings in the ordinary course of our business from time to time, which could adversely affect our business, results of operations and financial condition. We may receive formal and informal inquiries from governmental authorities and regulators regarding our compliance with applicable laws and regulations, many of which are evolving and subject to interpretation. Claims arising out of actual or alleged violations of laws could be asserted against us by our employees, customers, media partners, competitors, governmental entities in civil or criminal investigations and proceedings or other third parties. These claims could be asserted under a variety of laws, including but not limited to advertising laws, Internet information services laws, intellectual property laws, unfair competition laws, data protection and privacy laws, labor and employment laws, securities laws, real estate laws, tort laws, contract laws, property laws and employee benefit laws. We may also be subject to lawsuits due to actions by our media partners or advertising customers. In addition, some of our service agreements contain certain indemnity provisions requiring us to indemnify our customers for certain non-compliance, intellectual property infringement, personal injury and death claims. Our indemnity obligations may adversely affect our cash flow, operating results and financial conditions.

There can be no guarantee that we will be successful in defending itself in legal and arbitration actions or in asserting our rights under various laws. If the outcome of these proceedings is unfavorable to us, then our business, results of operations and financial conditions could be adversely affected. Even if we are successful in our attempt to defend itself in legal and arbitration actions or to assert our rights under various laws, enforcing our rights against the various parties involved may be expensive, time-consuming and ultimately futile. These actions may expose us to negative publicity, substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties, including but not limited to suspension or revocation of our licenses to conduct business.

We may need additional capital to support or expand our business, and we may be unable to obtain such capital in a timely manner or on acceptable terms, if at all.

Although we believe that our anticipated cash flows from operating activities, together with cash on hand, will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next twelve months, we cannot assure you this will be the case. We may also need additional cash resources in the future if we pursue opportunities for investments, acquisitions or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholding. The incurrence of indebtedness would result in increased fixed obligations and could result in operational and financial covenants that would restrict our operations. We have historically used bank borrowings to partially finance operations. We cannot assure you that additional financing will be available in amounts sufficient or on terms acceptable to us, if at all.

Our management has limited experience in operating a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect the ability to attract and retain qualified board members and officers.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a U.S. public company that will be subject to significant regulatory oversight and reporting obligations under U.S. federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and our growth, which could harm our business, prospects and results of operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

Our business may be materially and adversely affected by the effects of natural disasters, health epidemics or similar situation. In particular, the COVID-19 pandemic has already and may continue to cause negative impacts to our business, results of operations and financial condition.

Our business could be materially and adversely affected by natural disasters, such as earthquakes, floods, blizzards, typhoons or fire accidents, epidemics such as avian flu, swine flu, SARS, Ebola, Zika, COVID-19, or other events, such as acts of war, terrorism, environmental accidents, power shortages or communication interruptions.

Since the beginning of 2020, the COVID-19 pandemic has caused temporary closures of shops and facilities in China and around the world. Our business growth used to be negatively affected as a result of the COVID-19 pandemic, and we had ever incurred additional implementation costs and general and administrative expenses, and thus financial condition was adversely affected. As COVID-19 has negatively affected the broader Chinese economy and the global economy, China may continue to experience lower domestic consumption, higher unemployment, severe disruptions to exporting of goods to other countries and greater economic uncertainty, all of which may materially and adversely affect our business and results of operations. Potential impacts of the COVID-19 pandemic include, but not limited to the following aspects:

●	temporary closure of offices, travel restrictions or business suspension of our customers’ business have already affected and may continue to adversely affect the demand for our services;

●	our suppliers may experience supply chain disruption, which could significantly reduce goods supply;

●	our customers may request additional time for payment or may not pay us at all, which could significantly increase the amount and turnover days of our trade receivables, and require us to record additional allowance for doubtful accounts;

●	any precautionary measure taken to minimize the risks of COVID-19, including travel restriction, quarantine, provisional request of remote work for employees, cancellation or postponement of industry activities and business travel, could damage our efficiency and productivity during the above-mentioned period and incur additional costs, slow down the brand promotion and marketing efforts, causing short-term fluctuation to our results of operations.

Due to the uncertain nature of the COVID-19 pandemic, it is impossible to reasonably estimate the financial impact brought by the outbreak and countermeasures of COVID-19 pandemic for the time being. While most of the restrictions on movement within China have been relaxed as of the date of this Quarterly Report, there is great uncertainty as to the future progress of the pandemic. Relaxation of restrictions on economic and social life may lead to new cases, which may lead to re-imposition of restrictions. Consequently, the COVID-19 pandemic may materially adversely affect our business, financial condition and results of operations in 2022. The extent to which this pandemic impacts our results of operations will depend on future developments which are highly uncertain and unpredictable, including new outbreaks of COVID-19, the severity of the virus infection, the effectiveness and availability of vaccines, and future actions we or the authorities may take in response to these developments.

We may be materially and adversely affected by the complexity, uncertainties and changes in the PRC laws and regulations governing Internet-related industries and companies.

The PRC government extensively regulates the Internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the Internet industry. These Internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violations of applicable laws and regulations. Issues, risks and uncertainties relating to PRC regulations of the Internet business include, but are not limited to, the following:

●	there are uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices and the requirement for real-name registrations. Our PRC subsidiaries may be required to hold certain permits, licenses or operations, we may not be able to timely obtain or maintain all the required licenses or approvals, permits, or to complete filing, registration or other formalities necessary for our present or future operations, and we may not be able to renew certain permits or licenses or renew certain filing or registration or other formalities.

●	the evolving PRC regulatory system for the Internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office. The primary role of this new agency is to facilitate the policy-making and legislative development in this field to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the Internet industry. We are unable to determine what policies this new agency or any new agencies to be established in the future may have or how they may interpret existing laws, regulations and policies and how they may affect us. Further, new laws, regulations or policies may be promulgated or announced that will regulate Internet activities. If these new laws, regulations or policies are promulgated, additional licenses may be required for our operations. If our operations do not comply with these new regulations after they become effective, or if we fail to obtain any licenses required under these new laws and regulations, we could be subject to penalties, and our business could be disrupted.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the Internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business. There are also risks that we may be found to violate the existing or future laws and regulations given the uncertainty and complexity of China’s regulation of Internet business.

Our business may be exposed to Internet data, and we are required to comply with PRC laws and regulations relating to cyber security. These laws and regulations could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our data practices or business model.

Our business exposed to a large quantity of data. We face risks inherent in handling and protecting large volume of data. including:

●	protecting the data in and hosted on our system, including against attacks on our system by outside parties or fraudulent behavior or improper use by our employees;

●	addressing concerns related to privacy and sharing, safety, security and other factors; and

●	complying with applicable laws, rules and regulations relating to the collection, use, storage, transfer, disclosure and security of personal information, including any requests from regulatory and government authorities relating to this data.

Governments around the world, including the PRC government, have enacted or are considering legislation related to online businesses. There may be an increase in legislation and regulation related to the collection and use of anonymous internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy regulation. The PRC regulatory and enforcement regime with regard to data security and data protection is evolving. All these laws and regulations may result in additional expenses and any non-compliance may subject us to negative publicity which could harm our reputation and negatively affect the trading price of our ordinary shares. There are also uncertainties with respect to how these laws will be implemented in practice. PRC regulators have been increasingly focused on regulation in the areas of data security and data protection. We expect that these areas will receive greater attention and focus from regulators, as well as attract continued or greater public scrutiny and attention going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If We are unable to manage these risks, we could become subject to penalties, fines, suspension of business and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected. In addition, regulatory authorities around the world have recently adopted or are considering a number of legislative and regulatory proposals concerning data protection. These legislative and regulatory proposals, if adopted, and the uncertain interpretations and application thereof could, in addition to the possibility of fines, result in an order requiring us to change our data practices, which could have an adverse effect on our business and results of operations.

We may qualify as a “foreign private issuer” on June 30, 2023, after which we will become exempt from certain rules under the Exchange Act that would otherwise apply if we were a domestic issuer.

We may qualify as a “foreign private issuer” on June 30, 2023, after which we will become exempt from certain rules under the Exchange Act that would otherwise apply if we were a domestic issuer, including:

●	the sections of the Exchange Act regulating the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act;

●	the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and

●	the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q containing unaudited financial and other specified information, or current reports on Form 8-K, upon the occurrence of specified significant events.

We may take advantage of these exemptions (or voluntarily comply with the requirements applicable to US domestic public companies) until such time as we are no longer a foreign private issuer. We would cease to be a foreign private issuer at such time as more than 50% of our outstanding voting securities are held by US residents and any of the following three circumstances applies: (i) the majority of our executive officers or directors are US citizens or residents; (ii) more than 50% of our assets are located in the United States; or (iii) our business is administered principally in the United States.

If we lose our foreign private issuer status and decide, or is required, to register as a US domestic issuer, the regulatory and compliance costs to us will be significantly more than the costs incurred as a foreign private issuer. In such event, we would not be eligible to use foreign issuer forms, and would be required to file periodic and current reports and registration statements on US domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer.

Risks Factors Relating to Finance and Accounting

Prior to the Business Combination, Golden Path had certain weaknesses in its internal control over financial reporting, which could continue to adversely affect our ability to report results of operations and financial condition accurately and in a timely manner.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the warrants of Golden Path. As a result of the SEC Statement, on January 18, 2022, Golden Path reevaluated the accounting treatment of the 5,750,000 warrants that were issued to its public shareholders in its Initial Public Offering (the “Public Warrants”). Golden Path previously accounted for the Public Warrants as components of liabilities. Golden Path should have classified the Public Warrants as components of equity in its previously issued financial statements.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of Golden Path require ordinary shares subject to redemption to be classified outside of permanent equity. Golden Path had previously classified a portion of its ordinary shares in permanent equity. Although Golden Path did not specify a maximum redemption threshold, its charter provides that currently, it would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On January 18, 2022, Golden Path determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a resulted, on January 20, 2022, Golden Path filed Form 8-K to disclose non-reliance on previously issued financial statements. On the same day, Golden Path filed Form 8-K/A to restate its financial statement as of June 24, 2021 and Form 10-Q/A to restate its quarterly report ended June 30, 2021.

To remediate these material weaknesses, Golden Path developed a remediation plan with assistance from its accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of the internal control over financial reporting. The measure Golden Path planned to take include: (i) providing internal training to its accounting team on U.S. GAAP knowledge; and (ii) requiring staff members to participate in trainings and seminars provided by professional services firms on a regular basis to gain knowledge on regular accounting/SEC reporting updates; (iii)enhancing its system of evaluating and implementing the complex accounting standards that apply to its financial statements. (iv) providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom Golden Path consult regarding complex accounting applications.

The elements of Golden Path’s remediation plan can only be accomplished over time and there can be no assurance that the measures Golden Path had taken and remediated the material weaknesses identified prior to the Business Combination. We can offer no assurance that these remedial measures previously planned or taken by Golden Path will be effectively implemented or ultimately have the intended effects after the Business Combination. Additional material weaknesses or restatements of financial results may still arise in the future due to our failures to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we devote substantial resources to strengthen our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of financial statements.

Prior to the Business Combination, MC had previously identified certain material weaknesses which may continue to cause our failure to maintain an effective system of internal control over financial reporting and may result in material misstatements of the consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

In the course of auditing MC’s consolidated financial statements for the years ended December 31, 2020 and 2021, MC and its independent registered public accounting firm had identified certain material weaknesses in MC’s internal control over financial reporting in accordance with the standards established by the Public Company Accounting Oversight Board of the United States (“PCAOB”). As defined in the standards established by the U.S. Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness was that MC did not maintain an effective control environment. Specifically, MC lacked sufficient resources regarding financial reporting and accounting personnel with an understanding of U.S. GAAP, in particular, to address complex U.S. GAAP technical accounting issues, related disclosures in accordance with U.S. GAAP, and financial reporting requirements set forth by the SEC. To address this material weakness, MC had engaged external consultants to assist with financial reporting and related disclosure under U.S. GAAP standard and plans to initiate a remediation plan to address the first material weakness. MC’s remedial efforts primarily focused on: (i) hiring personnel expertized in technical accounting and financial reporting; (ii) improving its accounting and financial reporting procedures; and (iii) adopting various reporting systems to ensure the completeness, timeliness and accuracy of MC’s financial reporting.

The second material weakness was that MC lacked formal policies and procedures to establish a risk assessment process and internal control framework and lacked an audit committee and the internal audit function to establish formal risk assessment process and internal control framework. To respond to this material weakness, MC had initiated a remediation plan in 2021. MC’s remedial efforts primarily focused on: (i) identifying and evaluating risks that MC faces; (ii) adopting control activities to be taken to mitigate risks with written policies and procedures; (iii) ensuring efficient internal and external communication environment and all parts of MC are adhering to standard practices; and (iv) monitoring regularly to verify that internal controls are functioning property.

Since the closing of the Business Combination, we kept devoting significant effort and resources to the remediation and improvement of the weaknesses as aforementioned. As of the date of this Quarterly Report, we did not incur material costs related to the measures undertaken to address the two weaknesses. However, we may incur additional operating cost as we further proceed with such measures.

After the consummation of the Business Combination, MC became a part of Golden Path (currently known as MicroCloud Hologram Inc.), a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires that us include a report of management on our internal control over financial reporting and that our independent registered public accounting firm attest to and report on the effectiveness of our internal control over financial reporting in our annual report on Form 20-F or Form 10-K beginning with our annual report for the fiscal year ending December 31, 2022. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which such internal controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation. We will continue the process to implement the remedial measures, there is no assurance that such measures will fully remedy any identified deficiency, or that additional material weaknesses in our controls and procedures will not be identified in the future.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, it could suffer material misstatements in our financial statements and fail to meet reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our ordinary shares.

Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we listed, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Risk Factors Relating to Doing Business in China

Adverse changes in China’s economic, political or social conditions, laws, regulations or government policies could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our revenues are generally sourced from Mainland China through the operating companies in China. Accordingly, our results of operations, financial condition and prospects are influenced by economic, political and legal developments in China. Economic reforms begun in the late 1970s have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among different economic sectors. The Chinese government has implemented measures to encourage economic growth and guide the allocation of the resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

Although the PRC economy has grown significantly in the past decade, that growth may not continue, as evidenced by the slowing of the growth of the PRC economy since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could have a material adverse effect on specific industries or the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position.

A severe or prolonged downturn in the PRC or global economy and political tensions between the United States and China could materially and adversely affect our business and our financial condition.

The global macroeconomic environment is facing challenges, including the end of quantitative easing by the U.S. Federal Reserve, the economic slowdown in the Eurozone since 2014 and uncertainties over the impact of Brexit. The Chinese economy has shown slower growth compared to the previous decade since 2012 and the trend may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in market volatility.

If we plan to expand our business internationally and does business cross-border in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact our competitive position, or prevent us from being able to conduct business in certain countries. If any new tariffs, legislation, or regulations are implemented, or if existing trade agreements are renegotiated, such changes could adversely affect our business, financial condition, and results of operations. In particular, there have been heightened tensions in international economic relations between the United States and China. The U.S. government has recently imposed, and has recently proposed to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what the U.S. government characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Following mutual retaliatory actions for months, on January 15, 2020, the United States and China entered into the Economic and Trade Agreement Between the United States of America and the People’s Republic of China as a phase one trade deal, effective on February 14, 2020. Although the direct impact of the current international trade tension, and any escalation of such tension, on the holographic technology industry in China is uncertain, the negative impact on general, economic, political and social conditions may adversely impact our business, financial condition and results of operations.

Furthermore, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, on December 18, 2020, the former U.S. President Donald J. Trump signed the Holding Foreign Companies Accountable Act into law, which requires the SEC to propose rules within 90 days after its enactment to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over the counter” if the auditor of the registrant’s financial statements is not subject to the PCAOB inspection for three consecutive years after the law becomes effective. The Holding Foreign Companies Accountable Act and any proposed SEC rules may have a material and adverse impact on the stock performance of China-based companies listed in the United States. In addition, the recent market panics over the global outbreak of COVID-19 materially and negatively affected the global financial markets in March 2020, which may cause potential slowdown of the global economy. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy and the political tensions between the United States and China may materially and adversely affect our business, financial condition, results of operations and prospects.

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

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to the PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act. The bill, if enacted, would shorten the three-consecutive-year compliance period under the HFCA Act to two consecutive years. As of March 24, 2021, the SEC adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Holding Foreign Companies Accountable Act. On November 5, 2021, the SEC approved the PCAOB Rule 6100, which will establish a framework for the PCAOB’s determinations under the HFCA Act that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction. On December 2, 2021, the SEC adopted final amendments implementing congressionally mandated submission and disclosure requirements of the Holding Foreign Companies Accountable Act.

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

Both auditor is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor, Assentsure PAC, is headquartered in Singapore and has also been inspected by the PCAOB on a regular basis. Therefore, our auditor is subject to the Determination announced by the PCAOB on December 16, 2021. Moreover, the PCAOB currently has access to inspect the audit workpapers of our PRC subsidiaries or any PRC-based subsidiary. Notwithstanding the foregoing, in the future, if there is any regulatory change or steps taken by the PRC regulators that do not permit Assentsure PAC to provide audit documentation located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCA Act. However, in the event the PRC authorities would further strengthen regulations over auditing work of Chinese companies listed on the U.S. stock exchanges, which would prohibit our current auditor to perform work in China, then we would need to change our auditor and the audit workpapers prepared by our new auditor may not be inspected by the PCAOB without the approval of the PRC authorities, in which case the PCAOB may not be able to fully evaluate the audit or the auditors’ quality control procedures. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC, Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within three years, may result in the delisting of us in the future if the PCAOB is unable to inspect our accounting firm at such future time.

Uncertainties in the promulgation, interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the promulgation of new rules and explanations and interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Specifically, rules and regulations in China can change quickly with little advance notice.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

We may subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection.

We may subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our customers’ and end users’ operations as well as regarding our employees and third parties. We also maintain information about various aspects of our customers’ operations as well as regarding our employees. The integrity and protection of our customers, employees and company data is critical to our business. our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1,2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits the costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business.

The PRC Internet Information Office has issued the Measures for Cybersecurity Review (Revised Draft for Comments), pursuant to which it is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the hologram technology sector generally and we in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to our delisting from the U.S. stock market. Further, if the Measures for Cybersecurity Review to be enacted in the future will mandate clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

After the new PRC Data Security Law was enacted in September, we became not subject to the cybersecurity review by the CAC for this offering, given that: (i) our products and services are offered not directly to individual users but through our business customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

As of the date of this Quarterly Report, we have not been informed by any relevant Chinese government authorities that we are identified as or considered a “critical information infrastructure operator” or “data processing operator.” We are also not aware of any requirement that we should file for a cybersecurity review, nor have we received any inquiry, notice, warning, sanction in such respect or any regulatory objections to this offering. However, in anticipation of the strengthened implementation of cybersecurity laws and regulations, there can be no assurance that we will not be deemed as a critical information infrastructure operator or data processing operator under the Chinese cybersecurity laws and regulations in the future, or that the draft measures will not be further amended or other laws or regulations will not be promulgated to subject us to the cybersecurity review or other compliance requirements. In such case, we may face challenges in addressing such enhanced regulatory requirements.

On August 20, 2021, the Standing Committee of the NPC approved the Personal Information Protection Law (“PIPL”), which became effective on November 1, 2021. The PIPL regulates collection of personal identifiable information and seeks to address the issue of algorithmic discrimination. Companies in violation of the PIPL may be subject to warnings and admonishments, forced corrections, confiscation of corresponding income, suspension of related services, and fines. We offer our holographic digital twin technology resource library services mainly to corporate clients and has limited interactions with individual end-users, which means our potential access or exposure to customers’ personal identifiable information is limited. However, in the event we inadvertently access or become exposed to customers’ personal identifiable information, through our holographic digital twin technology resource library services which access or store customer’ personal identifiable information, then we may face heightened exposure to the PIPL.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

If our equity ownership is challenged by the PRC authorities, it may have a significant adverse impact on our operating results and your investment value.

We are not an operating company, but a holding company incorporated in the Cayman Islands, and our business is carried out by our subsidiaries. The MOFCOM and NDRC, promulgated the Special Administrative Measures for the Access of Foreign Investment (Negative List) (2021 Version) (the “2021 Negative List”) on December 27, 2021, which became effective on January 1, 2022. The 2021 Negative List replaced the Special Administrative Measures for the Access of Foreign Investment (2020 Version) (the “2020 Negative List”) and serves as the main basis for management and guidance for the MOFCOM to manage and supervise foreign investments. Because those industries not set out on the 2021 Negative List shall be classified as industries permitted for foreign investment and none of our businesses are on the 2021 Negative List or the 2020 Negative List, the operations of us and our subsidiaries fall within the MOFCOM permitted activities and are not subject to restrictions to foreign investments or equity ownership. Therefore, we are able to conduct our business through our wholly owned PRC subsidiaries without being subject to the restrictions imposed by the foreign investment laws and regulations of the PRC. However, it is uncertain whether the relevant PRC government authority would reach the same assessment as us, that we operate solely in permitted industries, or whether such assessment will be changed in the future. If this assessment is questioned by the relevant PRC government authority, it may lead to a material adverse impact on our business operations and the value of your investment. Based on the opinions of our understanding of the current PRC law, our current organizational structure is effective and the ownership structure of the PRC subsidiaries complies with the current PRC law and will comply with the current PRC law immediately after the Merger. However, there is uncertainty as to this conclusion as we cannot assure you that relevant PRC governmental agencies would reach the same conclusion as we do. In the future, if our equity ownership of China’s operating subsidiaries is questioned by the PRC authorities, it will have a significant adverse impact on our operating results and the value of your investment. If foreign ownership is disallowed by the PRC government in the future, the ownership of our PRC-based subsidiaries may be rescinded, and your ordinary shares may end up worthless in value.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

We are a company incorporated under the laws of the Cayman Islands, we conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, all our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside China. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Cayman Islands and many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism.

According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. See also “Risk Factors—Risk Factors Relating to an Investment in Our Ordinary Shares—You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.”

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to we and our shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends by our PRC subsidiaries to our Cayman Islands holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Non-PRC resident holders of our ordinary shares may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of ordinary shares, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding company is incorporated in the Cayman Islands, it remains unclear whether dividends received and gains realized by our non-PRC resident holders of our ordinary shares will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our ordinary shares.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our PRC subsidiaries may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in us.

We may not be able to obtain certain benefits under relevant tax treaties on dividends paid by our PRC subsidiaries to us through our Hong Kong subsidiaries.

We is an exempted company with limited liability, used as holding company, incorporated under the laws of the Cayman Islands and as such relies on dividends and other distributions on equity from our PRC subsidiaries, as paid to us through our Hong Kong subsidiaries, to satisfy part of our liquidity requirements. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, and Circular 81 issued by the State Administration of Taxation, such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise throughout the 12 months prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other requirements. Furthermore, under the Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties, which became effective in August 2015, the non-resident enterprises shall determine whether they are qualified for preferential tax treatment under the tax treaties and file relevant reports and materials with the tax authorities. There are also other conditions for benefiting from the reduced withholding tax rate according to other relevant tax rules and regulations. We cannot assure you that our determination regarding our Hong Kong subsidiaries’ qualification to benefit from the preferential tax treatment will not be challenged by the relevant PRC tax authority or that we will be able to complete the necessary filings with the relevant PRC tax authority and benefit from the preferential withholding tax rate of 5% under the Double Taxation Avoidance Arrangement with respect to dividends to be paid by our PRC subsidiaries to our Hong Kong subsidiaries.

Our PRC subsidiaries may face uncertainties relating to special preferential income tax rate in connection with PRC high and new technology enterprise and tax exempt status.

Three of our subsidiaries, Shanghai Mengyun, Shenzhen Mengyun and Beijing Weixiaohai have received the High and New Technology Enterprise Certification. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Beijing Weixiaohai obtained the “high-tech enterprise” tax status in December 2021, which reduced its statutory income tax rate to 15% from January 2021 to December 2023. As of September 30, 2022, Beijing Weixiaohai was also eligible for small enterprises. Under PRC laws, Shanghai Mengyun, Shenzhen Mengyun and Beijing Weixiaohai shall satisfy all the conditions stipulated under the Administrative Measures for Recognition of High and New Technology Enterprises and relevant guidance, including relevant financial, research and development thresholds, manufacturing and otherwise requirements during the three-year period. We cannot assure that Shanghai Mengyun, Shenzhen Mengyun and Beijing Weixiaohai may maintain the High and New Technology Enterprise Certification during the next three-year period and such preferential income tax treatment could be revoked if Shanghai Mengyun, Shenzhen Mengyun and Beijing Weixiaohai are deemed unqualified to receive such tax benefits. There is also no guarantee that Shanghai Mengyun, Shenzhen Mengyun and Beijing Weixiaohai will receive a new High and New Technology Enterprise Certification upon expiration of the three-year preferential treatment period. Accordingly, our financial condition and operation may be adversely affected due to such changes.

Besides, certain of our subsidiaries, Horgos Weiyi, Horgos Youshi, Horgos Bowei and Horgos Tianyuemeng were formed and registered in Horgos in Xinjiang Province, China from 2016 to 2020, and Kashgar Youshi was formed and registered in Kashgar in Xinjiang Provence, China in 2016. These companies are not subject to income tax for 5 years and can obtain another two years of tax exempt status and three years at reduced income tax rate of 12.5% after the 5 years due to the local tax policies to attract companies in various industries. However, there is a possibility that the local tax bureaus may change their policy and these subsidiaries may be subject to PRC income tax going forward.

Moreover, the Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e. effective rate is 10%). For the year ended December 31, 2020 and 2019, some of our subsidiaries, Shenzhen Tianyuemeng, Yijia Network, and Qianhai Youshi were eligible to employ this policy. To the extent that we are unable to obtain similar above preferential rates in the future such that our current effective tax rate is not indicative of future results. As a result, the tax laws in the countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of previous private equity financing transactions involving the transfer and exchange of shares in us by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are transferor in such transactions, and may be subject to withholding obligations if we are transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

If the chops of our PRC subsidiaries are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiaries are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. we may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

Implementation of labor laws and regulations in China may adversely affect our business and results of operations.

Pursuant to the labor contract law that took effect in January 2008, its implementation rules that took effect in September 2008 and its amendment that took effect in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Due to lack of detailed interpretative rules and uniform implementation practices and broad discretion of the local competent authorities, it is uncertain as to how the labor contract law and its implementation rules will affect our current employment policies and practices. Our employment policies and practices may violate the labor contract law or its implementation rules, and we may thus be subject to related penalties, fines or legal fees. Compliance with the labor contract law and its implementation rules may increase our operating expenses, in particular our personnel expenses. In the event that we decide to terminate some of our employees or otherwise changes our employment or labor practices, the labor contract law and its implementation rules may also limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. According to the Social Insurance Law and the Regulations on the Management of Housing Fund, employees must participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance and maternity insurance and housing funds, and the employers must, together with their employees or separately, pay the social insurance premiums and housing funds for such employees.

As the interpretation and implementation of these laws and regulations are still evolving, we cannot assure you that our employment practice will at all times be deemed in full compliance with labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Further, labor disputes, work stoppages or slowdowns at our operations or any of our third-party service providers could significantly disrupt daily operation or our expansion plans and have a material adverse effect on our business.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend the acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

The approval of the China Securities Regulatory Commission may be required in connection with our offerings under a regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. Currently, there is no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Based on our understanding of the current PRC law, we reasonably believe that rules and regulations that the CSRC’s approval is not required for the trading of our ordinary shares on Nasdaq, given that:

●	we are not a special purpose vehicle formed for listing purpose through acquisition of domestic companies that are controlled by our PRC individual shareholders, as we hold equity interests in our subsidiaries in the PRC; and

●	the Circular of the General Office of the State Council on the Establishment of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors that became effective in March 2011, and the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors issued by the Ministry of Commerce that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce (MOFCOM) of the PRC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

Furthermore, the M&A Rules purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through the acquisition of PRC domestic interests obtain the approval of the CSRC prior to the trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. We are not required to obtain approval from the CSRC under the M&A Rules for trading of our securities, but uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. If it is determined that CSRC approval is required for this and offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for this offering. These sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from this offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC Entities, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before the settlement and delivery of the ordinary shares that we are offering. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the ordinary shares we are offering, you would be doing so at the risk that the settlement and delivery may not occur.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest of us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. Although our shareholders who are PRC residents or entities have complied with SAFE Circular 37, we cannot assure you that all of our shareholders who are PRC residents or entities will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by our PRC subsidiaries is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us to our PRC-based subsidiaries must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our PRC subsidiaries. This is because there is no statutory limit on the amount of registered capital for our PRC subsidiaries, and we are allowed to make capital contributions to our PRC subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the PRC subsidiaries complete the relevant filing and registration procedures.

With respect to loans to our PRC subsidiaries by us, (i) if the PRC subsidiaries adopt the traditional foreign exchange administration mechanism, or the Current Foreign Debt Mechanism, the outstanding amount of the loans shall not exceed the difference between the total investment and the registered capital of the PRC subsidiaries; and (ii) if the PRC subsidiaries adopt the foreign exchange administration mechanism as provided in Notice of the People’s Bank of China on Matters concerning the Macro-Prudential Management of Full-Covered Cross-Border Financing, or the PBOC Notice No. 9, the risk-weighted outstanding amount of the loans, which shall be calculated based on the formula provided in PBOC Notice No. 9, shall not exceed 200% of the net asset of the PRC subsidiaries. According to the PBOC Notice No. 9, after a transition period of one year since the promulgation of PBOC Notice No. 9, the PBOC and SAFE will determine the cross-border financing administration mechanism for the foreign-invested enterprises after evaluating the overall implementation of PBOC Notice No. 9. As of the date of this Quarterly Report, neither the PBOC nor SAFE has promulgated and made public any further rules, regulations, notices or circulars in this regard. It is uncertain which mechanism will be adopted by the PBOC and SAFE in the future and what statutory limits will be imposed on us when providing loans to our PRC subsidiaries. Currently, our PRC subsidiaries have the flexibility to choose between the Current Foreign Debt Mechanism and the Notice No. 9 Foreign Debt Mechanism. However, if a more stringent foreign debt mechanism becomes mandatory, our ability to provide loans to our PRC subsidiaries or our consolidated affiliated entities may be significantly limited, which may adversely affect our business, financial condition, and results of operations.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under our business scope. As a result, we are required to apply Renminbi funds converted from the net proceeds we received from our offshore financing activities within the business scopes of our PRC subsidiaries. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries, or to establish new consolidated subsidiary in China, which may adversely affect our business, financial condition, and results of operations.

Our PRC subsidiaries are subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our ordinary shares.

We are a holding company incorporated in the Cayman Islands. We rely on dividends from our PRC subsidiaries, such as the funds necessary to pay dividends and other cash distributions to our shareholders, including holders of our ordinary shares, and service any debt we may incur. Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of our registered capital. Furthermore, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us, which may restrict our ability to satisfy our liquidity requirements.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and China’s foreign exchange policies, among other things. In 2005, the PRC government changed its decades-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system and we cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between Renminbi and the U.S. dollar in the future.

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Cayman Islands holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and consolidated affiliated entities to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, we may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers, and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, our employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

Our leased property interests may be defective and our rights to lease the properties affected by such defects may be challenged, which could adversely affect our business.

According to the PRC Land Administration Law, land in urban districts is owned by the state. The owner of a property built on state-owned land must possess the proper land and property title certificate to demonstrate that it is the owner of the premises and that it has the right to enter into lease contracts with the tenants or to authorize a third party to sublease the premises. Some of the landlords of our leased locations have failed to provide the title certificates to us. Our rights to lease the premises may be interrupted or adversely affected if our landlords are not the property owners and the actual property owners should appear.

In addition, the title certificate usually records the approved use of the state-owned land by the government and the property owner is obligated to follow the approved use requirement when making use of the property. In the case of failure to utilize the property in accordance with the approved use, the land administration authorities may order the tenant to cease utilizing the premises or even invalidate the contract between the landlord and the tenant. If our use of the leased premises is not in full compliance with the approved use of the land, we may be unable to continue to use the property, which may cause disruption to our business.

The PRC government exerts substantial influence over the manner in which we and our PRC subsidiaries must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if we or our PRC subsidiaries were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central data security, anti-monopoly policies or local PRC governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest itself of any interest we then hold in Chinese properties.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to seek permission from PRC authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the PRC government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer ordinary shares to the investors, and could cause the value of our shares to significantly decline or become worthless.

For example, the Chinese cybersecurity regulator announced on July 2, 2021 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

Additionally, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the Opinions, which emphasized the need to strengthen administration over illegal securities activities and supervision of overseas listings by China-based companies. The Opinions proposed promoting regulatory systems to deal with risks facing China-based overseas-listed companies, and provided that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities. However, the Opinions did not provide detailed rules and regulations. As a result, uncertainties remain regarding the interpretation and implementation of the Opinions.

As such, we and our PRC subsidiaries’ business segments may be subject to various government and regulatory interference in the provinces in which they operate. We and our PRC subsidiaries could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our PRC subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Given the PRC government’s significant oversight and discretion over the conduct of our business, the PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our ordinary shares. Also, given recent statements by the PRC government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China- based issuers, that any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Risk Factors Relating to an Investment in Our Ordinary Shares

We are a Cayman Islands company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under U.S. law, you may have less protection for your shareholder rights than you would under U.S. law.

Our corporate affairs are governed by our memorandum and articles of association as amended and restated from time to time, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as that from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws than the United States. In addition, some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as shareholders of a U.S. public company.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a company incorporated under the laws of the Cayman Islands. We conduct most of our operations in China and substantially all of our operations outside of the United States. Most of our assets are located in China, and substantially all of our assets are located outside of the United States. In addition, most of our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. See also “Risk Factors—Risk Factors Relating to Doing Business in China—You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.”

Our share price may be volatile and could decline substantially.

The trading prices of our ordinary shares are likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, like the performance and fluctuation in the market prices or the underperformance or deteriorating financial results of companies based in China that have listed their securities in the United States in recent years. The securities of some of these companies have experienced significant volatility since their initial public offerings, including, in some cases, substantial decline in their trading prices. The trading performances of other PRC companies’ securities after their offerings may affect the attitudes of investors toward PRC companies listed in the United States, which consequently may impact the trading performance of our ordinary shares, regardless of our actual operating performance. In addition, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or other matters of other PRC companies may also negatively affect the attitudes of investors towards PRC companies in general. In addition, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, which may have a material adverse effect on the market price of our shares. In addition to the above factors, the price and trading volume of our ordinary shares may be highly volatile due to multiple factors, including the following:

●	actual or anticipated variations in the financial results and prospects of us or other companies in the holographic technology services industry;

●	changes in financial estimates by research analysts;

●	changes in the market valuations of other companies we compete with;

●	announcements by us or our competitors of new services and solutions, expansions, investments, acquisitions, strategic partnerships or joint ventures;

●	mergers or other business combinations involving us;

●	additions and departures of key personnel and senior management;

●	changes in accounting principles;

●	the passage of legislation or other developments affecting us or our industry;

●	the trading volume of our ordinary shares in the public market;

●	the release of lockup, escrow or other transfer restrictions on our outstanding equity securities or sales of additional equity securities;

●	potential litigation or regulatory investigations;

●	changes in economic conditions, including fluctuations in global and Chinese economies;

●	financial market conditions;

●	natural disasters, terrorist acts, acts of war or periods of civil unrest; and

●	the realization of some or all of the risks described in this section.

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of our ordinary shares.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to finance the further development and expansion of our business and does not intend to pay cash dividends in the foreseeable future. Any future determinations to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our ordinary shares may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The sale or availability for sale of substantial amounts ordinary shares could adversely affect our market price.

Sales of substantial amounts of the ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares and could materially impair our ability to raise capital through equity offerings in the future. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other holders or the availability of these securities for future sale will have on the market price of our ordinary shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, our ordinary shares price and trading volume could decline.

The trading market for our ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price for our ordinary shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us, demand for our ordinary shares could decrease, which might cause our ordinary share price and trading volume to decline.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration. If and when the warrants become redeemable by us, we may exercise the redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of our ordinary shares determined based on the redemption date and the fair market value of our ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the- money,” in which case you would lose any potential embedded value from a subsequent increase in the value of our ordinary shares had your warrants remained outstanding.

If we cannot satisfy, or continue to satisfy, the requirements and rules of Nasdaq, our securities may may be delisted, which could negatively impact the price of our securities and your ability to sell them.

In order to maintain our listing on Nasdaq, we will be required to comply with certain rules of Nasdaq’s continue listing requirements, including those regarding minimum shareholders’ equity, minimum share price, minimum market value of publicly held shares, 300 round lot shareholders and various additional requirements. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Even if we initially meet the listing requirements and other applicable rules of Nasdaq, we may not be able to continue to satisfy these requirements and applicable rules for continued listing on Nasdaq. If we are unable to satisfy Nasdaq criteria for maintaining our listing, our securities could be subject to delisting.

If Nasdaq does not list our securities, or subsequently delists our securities from trading, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares is a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our ordinary shares are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law.

We are an exempted company incorporated under the laws of the Cayman Islands. our corporate affairs are governed by our memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands have a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have standings to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (save for our memorandum and articles of association, register of mortgages and charges and any special resolutions of our shareholders) or to obtain copies of lists of shareholders of these companies. our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, users of the board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. we cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We will continue to incur increased costs as a result of being a public company, particularly after we cease to qualify as an “emerging growth company.”

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies. As a company with less than US$1.07 billion in revenues for its last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting and permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

We expect these rules and regulations to increase our legal and financial compliance costs and to make some corporate activities more time-consuming and costly. After we are no longer an “emerging growth company”, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the other rules and regulations of the SEC. For example, as a result of becoming a public company, we will need to increase the number of independent directors and adopt policies regarding internal controls and disclosure controls and procedures. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, we will incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate with any degree of certainty the amount of additional costs we may incur or the timing of such costs.

In the past, shareholders of a public company often brought securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, it may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

We may be or become a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

If we are deemed a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares, rights or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine that we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. U.S. holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares, rights and warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

Exhibit Number	Description
2.1	Business combination and Merger Agreement dated as of September 10, 2021 by and among MC Hologram, Inc., Golden Path Acquisition Corporation and Golden Path Merger Sub Corporation previously filed as an exhibit to Registrant’s Current Report on Form 8-K as filed with the SEC on September 19, 2022.
2.2	First Amendment to the Business Combination and Merger Agreement dated as of August 5, 2022 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
2.3	Second Amendment to the Business Combination and Merger Agreement dated as of August 10, 2022 (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
3.1	MicroCloud Hologram Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
4.3	Warrant Agreement between VStock Transfer LLC and Golden Path Acquisition Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
10.4	Form of Non-Competition and Non-Solicitation Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on September 22, 2022)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MicroCloud Hologram Inc. (REGISTRANT)

Dated: November 10, 2022	By:	/s/ Guohui Kang
Guohui Kang Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Bei Zhen
Bei Zhen Chief Financial Officer
(Principal Financial and Accounting Officer)