Form 10-K
period 2022-12-31
MicroCloud Hologram Inc.
filed 2023-03-14
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

For the transition period from            to            .

Commission File Number. 001-440519

MicroCloud Hologram Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 302, Building A, Zhong Ke Na Neng Building,
Yue Xing Sixth Road, Nanshan District, Shenzhen,
People’s Republic of China 518000

(Address of principal executive offices, including zip code)

+86 (0755) 2291 2036

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0001 per share	HOLO	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one-half ordinary share at an exercise price of $11.50 per share	HOLOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of ordinary shares on The Nasdaq Stock Market LLC on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $58.1 million.

The Registrant had 50,812,035 shares of common stock, par value $0.0001 per share, outstanding as of March 13, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “MicroCloud,” the “Company,” “we,” “us,” and “our” refer to MicroCloud Hologram Inc. (f/k/a Golden Path Acquisition Corporation), a Cayman Islands exempted company, and its consolidated subsidiaries following the effective time of the Business Combination (as defined below) pursuant to the Business Combination and Merger Agreement dated September 10, 2021 (as amended on August 5, 2022 and August 10, 2022, the “Merger Agreement”), by and among Golden Path, Golden Path Merger Sub Corporation (“Golden Path Merger Sub”), a Cayman Islands exempted company incorporated for the purpose of effectuating the Business Combination, and MC Hologram Inc. Unless the context otherwise requires, references to “Golden Path” refer to Golden Path Acquisition Corporation, a former blank check company incorporated in Cayman Islands in 2018, and references to “MC” refer to MC Hologram Inc., a Cayman Islands exempted company, which merged with Golden Path Merger Sub, survived the Merger (as defined below), and continued its operations as our wholly owned subsidiary after the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, our future stock repurchase programs or stock dividends, business strategy and plans, user growth and engagement, product initiatives, objectives of management for future operations, and advertiser and partner offerings, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends, including our financial outlook, macroeconomic uncertainty, geo-political conflicts, and pandemics, that we believe may continue to affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, including among other things:

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

ii

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, including future developments related to geo-political conflicts, pandemics, and macroeconomic conditions, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, dispositions, joint ventures, restructurings, legal settlements, or investments.

Investors and others should note that we may announce material business and financial information to our investors using our filings with the U.S. Securities and Exchange Commission, or SEC, and press releases. We encourage investors and others interested in our company to review the information that we make available through the aforementioned channels.

iii

PART I

Item 1. Business.

Background and Merger

On September 16, 2022, we consummated the previously announced business combination pursuant to the Merger Agreement, by and among Golden Path, Golden Path Merger Sub, and MC. Pursuant to the Merger Agreement, MC merged with Golden Path Merger Sub, survived the merger and continued as the surviving company and a wholly owned subsidiary of Golden Path (the “Merger”, and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Business Combination, Golden Path changed its name to MicroCloud Hologram Inc.

Our ordinary shares and warrants are listed on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbols “HOLO” and “HOLOW,” respectively.

The following diagram illustrates our corporate structure as of December 31, 2022:

Note:

Compare with our corporate structure as of September 16, 2022, Shenzhen Haiyun Xinsheng Technology Co., Ltd., our PRC subsidiary, ceased to hold any equity interests of Beijing Weixiao Hai Technology Co., Ltd. and those of its subsidiary Tianjin Weixiao Hai Technology Co., Ltd.

Overview

We are one of the leading holographic digitalization technology service providers in China in terms of total revenue and the number of total intellectual property rights. As of December 31, 2022, we owned 2,218 works of copy right, which represents a market leading position as compared to our competitors in China. We are committed to providing leading holographic technology services to our customers worldwide. Our holographic technology services include high-precision holographic light detection and ranging (“LiDAR”) solutions, based on holographic technology, exclusive holographic LiDAR point cloud algorithms architecture design, breakthrough technical holographic imaging solutions, holographic LiDAR sensor chip design and holographic vehicle intelligent vision technology to service customers that provide reliable holographic advanced driver assistance systems (“ADAS”). We also provide holographic digital twin technology services for customers and have built a proprietary holographic digital twin technology resource library. Our holographic digital twin technology resource library captures shapes and objects in 3D holographic form by utilizing a combination of our holographic digital twin software, digital content, spatial data-driven data science, holographic digital cloud algorithm, and holographic 3D capture technology. Our holographic digital twin technology and resource library have the potential to become the new norm for the digital twin augmented physical world in the near future. We are also a distributer of holographic hardware and generates revenue through resale.

We provide a broad range of holographic technology services in the holographic industry. Our holographic solutions and technology services are capable of meeting the complex and multi-faceted holographic technology needs of our customers.

Our cutting-edge holographic LiDAR system is used in ADAS, allowing equipped automobiles and other vehicles to capture high-resolution 3D holograms and achieve ultra-long detection distance. Our holographic LiDAR solutions allow the automotive industry to break free from bulky mechanical rotating scanning systems and traditional sensors to solid-state LiDAR sensor with more components and smaller dimensions that can meet the demanding performance, safety, and cost requirements of our customers.

Our holographic ADAS provide a rich and safe set of autonomous control programs for vehicles. The point cloud algorithm for holographic LiDAR can detect and track obstacles, thereby avoiding and mitigating automotive collisions with both moving and static objects, including pedestrians and other vulnerable road obstacles and vehicles. By predicting and monitoring collision, our holographic LiDAR system calculates effective collusion mitigation plans by comparing the trajectory of an object with the trajectory of the moving vehicle to identify and avoid emergency situations while providing optimal comfort and safety to the driver. Due to the effectiveness, our holographic ADAS are being deployed at an increasing rate in the automotive industry.

As automakers and leading mobile and technology companies seek comprehensive digital perceptual solutions to accelerate and scale production for their autonomous driving programs, we believe that our holographic LiDAR can take advantage of this market trend to achieve excellent solutions for mass production of large-scale autonomous driving programs and vehicles.

Moreover, we are aligned to the rapid development of the Internet of Things, machine learning, and artificial intelligence (“AI”). Our holographic LiDAR solution is not only applicable to the field of intelligent vehicles but also applicable to robots, unmanned aerial vehicles (“UAVs”), advanced security systems, intelligent city development, industrial automation, environment, and mapping.

Our holographic digital twin technology resource library is built upon extensive holographic data modelling, simulation and bionics technology, culminating in a comprehensive holographic digital twin resource library which holographic developers and designers count on. Our digital twin resource library integrates holographic bionics and simulation digital models, as well as various holographic software technologies about holographic spatial positioning, dynamic capture, holographic image synthesis, which are open to all our users. We also provide customized holographic digital twin technology integration services for enterprise customers with unique commercial demands.

Our Services

We provide comprehensive, high-quality holographic technology services which include the following:

Holographic ADAS

Our holographic ADAS adopt self-developed holographic LiDAR module and vertical-cavity surface-emitting laser (“VCSEL”) integrated circuit (“IC”) semiconductor, integrated with holographic onboard intelligent vision system and innovative design of automotive IC customization scheme, meanwhile embedded with self-developed holographic image and control software. Holographic ADAS mainly consist of three systems: (1) the environmental perception system responsible for environmental recognition, namely holographic LiDAR; (2) the central decision-making system responsible for computing and analysis, the core of which is the visual recognition technology based on computer graphics, where we integrate holographic image processing technology; and (3) the underlying execution system which is responsible for the execution control and the execution is mainly carried out by the hardware with functions of braking and steering.

Our holographic ADAS integrate holographic LiDAR front-view, surround-view, and internal-view cameras, which can monitor the environment inside and outside the vehicle in real-time. It can realize the functions of navigation, lane departure warning system, forward-collision warning system, blind-spot monitoring system, lane change assistance, automatic parking system, lane-keeping system, and driver state monitoring system. It can provide different technical options according to different customer needs.

Compared with traditional ADAS, the holographic ADAS we provide have obvious advantages such as better perceptual stability, lower costs, and higher precision. Currently, we are the direct supplier for certain automobile brands, as well as the secondary supplier of many automobile brands and the product supplier of rear-loading market. We believe we still has much growth space in the automobile ADAS field and autonomous driving field based on holographic LiDAR.

Traditional ADAS system
High stability, low cost, high precision
Compared
Navigation
Lane Departure Warning System
Lane keeping system
Automatic parking system
Forward collision warning system
Lane Change Assist System
Real-time monitoring of the environment inside and outside the car
Blind Spot MonitoringSystem
Surround view and internal view camera
Driver status monitoring system
LIDAR
Holographic LiDAR front view
Holographic ADAS system
Low-level execution system
Central Decision System
Environmental perception system

Holographic LiDAR Technology Applications

Our holographic ADAS adopt a “holographic LiDAR technology solution” in the vehicle sensing layer. There are several core advantages in our technical application: 3D model data model of ambient environment using point cloud data, high-precision and low-latency positioning, and obstacle detection and identification by classifications. In the process of assisting driving, the data obtained through the holographic LiDAR is combined with the high-precision map. After the point cloud data has completed locating the surrounding environment, real-time route guidance and rendering are carried out according to the position of the vehicle, and the sensor-based position estimation technology is optimized. By reading the vehicle sensor information and combining the human body motion model and other methods, the corresponding position is calculated and then used for decision-making in the real scene with the help of in-depth computing power analysis.

Our holographic LiDAR technology is significantly different from the traditional technology of space environment construction, mainly because of the following factors:

●	The VCSEL IC semiconductor application scheme developed by us is simpler in structure and is capable of improving resolution without increasing the size of the sensor or complexity as compared with light-emitting diode (“LED”) infrared light sources used by other 3D camera systems. Our VCSEL IC semiconductor application scheme is also smaller, consumes less power, and is more accurate in distance detection.

●	Exclusive technology solution of holographic image algorithm. Multiple holographic LiDAR sensors with different specifications and performances are deployed around the vehicle, and the holographic road conditions around the vehicle can be sensed immediately when the system is started; it can not only avoid the forward collision, but also avoid the lateral and backward movement danger in time by obtaining more comprehensive spatial information.

●	Exclusive design of LiDAR holographic point clouds algorithms architecture. Through the holographic technology, the perception algorithm software provides the operable data efficiently, realizes the line-by-line 3D scanning, improves the performance of holographic LiDAR efficiently, and obtains more efficient information feedback.

●	Exclusive design of holographic LiDAR sensor chip. While maintaining the sensor advantage through advanced sensor development applications, with the self-developed holographic LiDAR module as the core of the sensing system, we can achieve the balance between high performance, real-time, gauge level stability and low cost, so as to improve the stability and reliability of the equipment.

Exclusive Technical Solution of Holographic Image Algorithm

Our holographic LiDAR combines holographic image processing technology, which enables ADAS to provide real-time, all-weather, and holographic perception of the surrounding environment. Holographic LiDAR gives us the following advantages:

●	Our holographic LiDAR has more efficient image processing ability and more accurate and rapid recognition ability, detects the surrounding environment with laser pulses, and combines with software to draw holograms, so as to provide enough environmental information for autonomous driving vehicles, and to perform static recognition of intelligent holographic vision and dynamic recognition of objects and signs.

●	Our holographic LiDAR has a high azimuth resolution, which means it is capable of distinguishing two or more objects aligned along the direction of measurement and can accurately detect the distance and positions of the surrounding obstacles. In addition to the surrounding vehicles and environment, it can also detect objects with low radio wave reflectivity, such as white lines, signs, and trees.

●	Our holographic LiDAR is capable of accurate and rapid recognition, which can improve the accuracy and quality of ADAS for the collection of information regarding the surrounding environment, so that vehicles can clearly process the road condition information, and provide safety warnings and other information, which can further promote the intelligent upgrading of the ADAS in the market.

●	Our holographic LiDAR can enhance the redundancy of the sensing system and supplement the missing scenes of millimeter-wave radar and camera. Holographic LiDAR has a long detection range, and its measurement accuracy is ten times higher than that of millimeter-wave radar. It can accurately depict the 3D shape of objects because millimeter-wave radar and ultrasonic radar are limited in accuracy and therefore cannot distinguish slow-moving people from other static objects. High precision and 3D modelling ability are the core advantages of holographic LiDAR over other sensors.

Exclusive Design of LiDAR Holographic Point Clouds Algorithms Architecture

Our holographic LiDAR adopts an exclusive holographic point cloud algorithm architecture, aiming at the efficient implementation of digital signal processing algorithms, enabling our holographic LiDAR to achieve excellent performance on all detectable targets.

Our algorithm design scheme for holographic LiDAR is capable of extensively developing and verifying the results of real-world road data, including road types, geographic and environmental conditions, etc. The proprietary algorithm architecture of our holographic LiDAR has the following advantages:

●	Exclusive algorithm architecture can enable the car sensing software to call the holographic LiDAR point cloud data in real-time.

●	The custom-developed optimization detection algorithm can enable the holographic LiDAR to achieve long-distance detection.

●	The exclusive detection algorithm can realize high-density detection at low speed and accelerate the computational-intensive processing.

●	Accurate distance and speed measurements can be made throughout the entire field of view.

●	High confidence detection and reliable point cloud data can be achieved to ensure a low false alarm rate.

LiDAR technology can generate millions of to tens of millions of point clouds per second, while unprocessed point clouds are disordered and lack color and texture information, which is impractical for application. Our holographic LiDAR algorithm can denoise, simplify, calculate in key points, align, position, identify, and extract point cloud, and conduct accurate digital holographic three-dimensional reconstruction.

We believe that the digital signal processing algorithm in our holographic LiDAR technology can achieve the goal of high performance and low power consumption. The solution can operate in a variety of environmental conditions and meet the strict requirements of automotive safety and production safety.

Proprietary Holography LiDAR Sensor Chip Design

Our proprietary holographic LiDAR sensor chip design solves key hurdles to the wide adoption of automotive LiDAR based on traditional laser scanning technology.

●	Low power consumption: Low power consumption and small size can be applied to all types of vehicles, with the potential to promote mass-market adoption.

●	No interference: By carrying a unique feature for each beam, our holographic LiDAR can block any power source without a unique feature, so that it is not interfered with by other LiDAR and sunlight.

●	High sensitivity: Holographic LiDAR is high in sensitivity and low in energy consumption.

●	High dynamic range: When measuring highly reflective objects such as traffic signs on the road, holographic LiDAR is not easily affected by the noise observed with traditional techniques.

●	Higher sensitivity in severe weather: Holographic LiDAR provides better performance during bad weather by using continuous transmission of laser beam instead of short pulse in traditional LiDAR, and adapts to complex environment such as rain, snow, fog, dust, strong light, low illumination, etc.

●	Instantaneous measurement of speed: Holographic LiDAR can directly measure the instantaneous velocity of each pixel by measuring the Doppler effect caused by the dynamic motion of the object.

●	Laser safety: Because of the low power continuous beam, holographic LiDAR has better laser safety than the traditional LiDAR method which needs high power laser pulse.

In the field of LiDAR, we believe that there is little room for image simulation technology to improve in the future. In contrast, we expect that our holographic LiDAR will grow exponentially in the next few years.

The application prospect of holographic LiDAR is very broad. Currently, it can be applied to autonomous driving and advanced driving assistance, etc. With the development of 5G and AI technology, our technology may gradually popularize robots, UAVs, advanced security systems, smart cities, industrial automation, environment and surveying and mapping and other industries in the future.

Holographic Vehicle Intelligent Vision

In the holographic ADAS, we provide users with better on-board intelligent visual experience. The holographic vehicle intelligent vision system, equipped with advanced sensors, controllers, actuators, communication modules and other equipment, can assist the driver in controlling the vehicle more conveniently through the holographic panoramic real-time navigation system, holographic look around system and holographic monitoring system. Our holographic ADAS can realize the following functions in the vehicle intelligent vision system:

●	Holographic panoramic real-time navigation system, which takes advantage of holographic LiDAR to create colorful real-time virtual objects by using the maximum field of vision when collecting the surrounding environment. The system realizes the special functions of holographic stereo and real-time dynamic centimeter-level navigation.

●	Holographic look around system, including 3D look around as part of the autonomous visualization system (“AVS”), night vision system (“NVS”), panoramic look around system.

The advantage of holographic look around system is to project the four images collected by holographic LiDAR and other sensors onto a three-dimensional display model and enable the view roaming switch with the help of graphics processing units (“GPUs”) to avoid the virtual edge. The holographic look around system can bring the driver more visual field and more viewing angle. Through the holographic LiDAR technology, we reconstruct the scene around the vehicle in 3D and combine it with the virtual vehicle model in the same 3D coordination system by algorithm so as to construct a holographic vehicle intelligent vision system that is closer to the real world and provide accurate scene presentation for the driver to observe the environment.

The application of holographic vehicle intelligent vision enables the driver to have overall control over the surrounding environment of the car, which can not only effectively prevent the occurrence of reverse rolling accidents, but also avoid the possible events such as scraping bumper and wheel hub. In addition, for the information collected in real-time, the holographic look around system can recognize the object and send out early warning through the deep learning algorithm to assist the driver to drive safely.

●	Holographic monitoring system, including driver monitoring system (“DMS”), lane departure warning system (“LDWS”), and front vehicle collision warning system (“FCWS”).

We use the advanced patent technology in face recognition, combined with the holographic image acquisition technology. We have developed the advanced DMS for driver fatigue driving, which collects driver video through image sensor and then uses the algorithm to identify and locate the driver’s face and eyes. Through the analysis of the eye image features, the warning is issued. Our technology overcomes the defects of traditional recognition methods based on machine vision, which are easily interfered by glasses / sunglasses and other objects, improves the accuracy of driver’s eye closure judgment, and further improves the accuracy of fatigue driving judgment with better adaptability. In addition to early warning driving safety, this function can also be used to protect the property safety and payment safety of vehicles. When the system identifies an unregistered suspicious person on board, it can trigger an alarm in the cloud and synchronize the suspicious person’s face information to the cloud.

In addition, our LDWS, by telling the driving direction of the vehicle and the continuation direction of the traffic line, will issue a warning when the vehicle deviates from the lane line and the driving direction crosses the traffic lines on both sides. Our FCWS analyzes the shadow and contour features of vehicles in front of the road in real-time to locate the position of vehicles, and then calculates the estimated collision time according to the speed of the vehicle and the distance from the front vehicle, so as to determine the potential collision risk and issue an early warning.

With the increasing demand for autonomous driving, the demand for the application of holographic LiDAR in ADAS also increases. We understand that the most effective autopilot solution is perceptive and visual, and can provide the end consumers with complete solutions through the original equipment manufacturer (“OEM”). In order to ensure the highest efficiency of products, we cooperate with automotive IC manufacturers, which can not only achieve customized solutions but also provide customers with universal solutions.

We make use of holographic LiDAR in our products in a wide range of driving environments to enhance the perception capability and carry out intelligent holographic image recognition for the surrounding environment such as passing vehicles, pedestrians, lane lines, traffic signs, traffic lights, etc., so as to provide drivers with a series of driving safety assistance, such as front vehicle distance monitoring, collision warning, pedestrian warning, lane departure warning, front vehicle start warning, traffic light reminder, etc. Our product portfolio of holographic ADAS includes sensor hardware and perception and decision-making software to improve existing vehicle capabilities and achieve a higher level of vehicle automation for consumer and commercial applications.

Other Integration Service of Holographic Technology

The integration service of holographic technology is constructed by combining hardware such as holographic dedicated server, holographic workstation and holographic laser projector with holographic projection technology, holographic intelligent visual analysis technology, holographic distributed algorithm and other holographic technologies. The holographic technology and intelligent visual analysis technology are used to identify and measure objects and generate holographic images. Pursuant to customer needs, we provide customized holographic digital twin technology integration services.

Based on holographic technology, combined with the resource library service capabilities of multi-algorithm, multi intelligent scene and data processing, we help customers realize the industrialization application landing from holographic basic hardware service to holographic algorithm optimization, and build a holographic digital cloud resource library technology system centering on holographic view intelligence, holographic 3D intelligence, holographic multi-dimensional intelligence, holographic intelligent control, etc. Holographic digital cloud resource library technology uses distributed cloud computing to achieve the optimal scheduling of software and hardware. Holographic digital technology integration service adopts distributed data storage and algorithm, uses multiple storage servers to share the storage load, and uses location server to locate the storage information, which not only improves the reliability, availability and access efficiency of the system, but also is easy to expand, minimizes the unstable factors introduced by general hardware, and ensures the efficient operation of the customer system.

In addition, our holographic technology integration service not only provides hardware and software services, but also reserves rich holographic digital content to meet the needs of different customers. In the integration service of holographic digital twin technology, we adopt the architecture specially designed for graphic processing to support holographic 3D image processing. we provide customers with efficient holographic information processing function and high-performance graphics, image processing function and networking function. Our holographic digital twin technology integration services can be applied to communication, computer-aided analysis, biomedicine, architectural design, urban planning, computer-aided manufacturing, and holographic engineering design and application, etc.

Holographic digital technology integration service provides users with holographic data acquisition, holographic virtual space construction, holographic digital content editing, holographic digital effect production, holographic virtual digital control and other functions. Through holographic digital processing of information content, holographic digital twin effect is displayed to end-users.

We are also a distributer of holographic hardware and generates revenue through resale. Hardware products include computer chips, network server, and certain parts and accessories of holographic products. We order holographic hardware from vendors and resell to our customers. Although gross profit for hardware products is relatively low, we intend to run the business line through sheer volume. We have strong competitive advantages by having barging power against our vendors and pricing power on our customers. Although there is an increase on unit cost of hardware chip products during the global shortage of chip products, with our barging power against vendors, we are still able to avoid significant price adjustments.

Holographic Digital Twin Technology Service

Holographic digital twin technology is an effective means to realize the interaction and integration of manufacturing information world and physical world. Holographic technology is used to realize the interaction and cooperation between the virtual world and the real world, that is, the virtual entity in holographic state dynamically maps the state of physical entity in real-time. The control effect is verified by simulation in virtual space, and the insights generated are fed back to physical assets and digital processes, forming the closed loop of holographic digital twin. Holographic digital twin technology puts forward requirements for terminal equipment such as display terminal equipment, all kinds of holographic images and sound acquisition equipment to be more interactive, more immersive, and clearer, which puts forward higher requirements for data transmission capacity and display technology of hardware equipment.

After years of development, we have accumulated a wealth of technologies. Through the application of holographic, augmented reality (“AR”) / virtual reality (“VR”) and other technologies in the digital world, the physical world can be completely reproduced, achieving the integration of virtual and real, and realizing the interaction with physical entities.

Our holographic digital twin technology service is a human-computer interaction technology characterized by immersive experience, combined with the digital twin architecture to provide support for in-depth information interaction and collaboration among virtual entity, physical entity and human.

Holographic Digital Twin Technology Resource Library

At present, our holographic digital twin service combines different customer needs to create our holographic digital twin technology resource library, which provides holographic development and design personnel with holographic digital twin resource library services, and also provides customized holographic digital twin technology integration services for enterprise customers with holographic digital twin technology needs. The resource library includes holographic bionics and simulation digital models, as well as various holographic software technologies about holographic spatial positioning, dynamic capture, holographic image synthesis, etc., which are open to developers. In the resource library, we mainly provide holographic simulation and bionic digital model services and holographic software development kit services for developers.

Holographic simulation and bionic digital model service

We have one of the largest professional holographic digital content resource libraries in China. We have thousands of holographic digital models, including natural, scientific, space scene and other types of holographic simulation and bionic digital models, providing holographic digital model services for customers in different industries.

We have a professional technical team to provide these services for users, to realize the unique value of digital models, and to help different developers to solve different core problems through different holographic simulation and bionic digital twin models. The ultra-high-definition holographic digital twin model provided by us can be directly used in holographic scenes, which reduces the development cost for holographic digital twin application developers and makes more sophisticated and creative holographic applications.

Customer type
Game developer
Architect
Interior designer
Visual effects studio
Advertisers
Creative content studio With creative professionals
Application of holographic technology
One-stop holographic materials and content 【over 2000 sets】
Interior design
Holographic game animation
Holographic advertising creativity

Holographic Software Development Kit Service

Our holographic SDK service is a software toolkit specially developed for hologram data processing. Our customers can use the holographic SDK through our open application programming interface (“API”). Without the need to spend a lot of time to develop the holographic data software module, our customers can spend more energy and time on the core and professional part of their service to better serve their customers.

We also upgrade and update our holographic SDK regularly according to the market demand. Holographic SDK provides services such as holographic image processing, holographic data modeling and holographic special effects for developers of holographic digital twin technology, as well as various data services for developers of holographic digital content and software. Our holographic SDK is equipped with efficient holographic image processing technology, which can identify all kinds of holographic images, including real-life holographic 3D objects. Users can select the required holographic SDK function to reproduce the identified object or use the identified object to construct the holographic space.

We provide comprehensive and powerful holographic SDK services for our customers. Our holographic SDK services include 65 software kits and five function modules, including holographic data acquisition, holographic virtual space construction, holographic digital content editing, holographic digital effect production, and holographic virtual digital control. With its rich functions, our holographic digital twin technology resource library can provide the optimal convenience and technical support for holographic digital twin technology developers, such as:

●	Holographic display SDK, which provides a simple API for developers. Application developers only need one command to convert images into holograms.

●	Holographic projection effect SDK, which can produce many special holographic effects and project virtual screen effects in the air.

●	The holographic digital model SDK, which provides developers with models of people, animals, plants and vehicles in 3D scenes, to improve rendering speed.

●	Our holographic SDK can simulate tactile feedback information, force feedback information, the movement of the observed object and other aspects of holographic data acquisition.

●	The holographic virtual space is constructed through the holographic scene map switching, holographic scene building and holographic 3D geographic information.

●	The digital content of hologram is edited by dynamic holographic image processing, image merging and hologram correction.

●	Through the control system of animation glare system, dynamic glare effect and dynamic conversion, the holographic digital effect is produced.

●	The holographic virtual digital control function is realized by light field dynamic fusion control system and holographic digital display software.

Our holographic SDK can effectively collect and process data, realize the function of customer needs, more accurately analyze and meet user needs, and improve the business efficiency and performance of customer enterprises.

Our Competitive Strengths

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

Leading holographic technology service provider with proprietary technology protected by comprehensive intellectual property rights

We are one of the leading holographic digitalization technology service providers in China in terms of total revenue and the number of total intellectual property rights, which allows us to stay in the forefront of customers’ demands. Leverage the significant market position, our revenue growth keeps increasing. For the years ended December 31, 2021 and 2022, the revenues of our holographic solutions and technology services were $56.3 million and $72.5 million, respectively, representing an annual growth of 28.8%.

Scalability culminating from broad and diverse customer base and alignment with stable strategic relationships with major industry participants

As one of the first companies on the market to enter into the rapidly evolving holographic technology industry, we are capable of taking advantage of our mature holographic technology service scheme to further reduce the overall costs of holographic technology services to our customers and to realize the large-scale application of holographic technology service. We have continuously invested in holographic technology, talented personnel, and marketing, which enables us to build up a solid brand image among our customers and seize a considerable market share. We have also established exceptional marketing channels and rich resources to attract and interact with both upstream and downstream industry participants. Rooted in deep understanding of local market dynamics, our accurate marketing positioning and corresponding marketing capacity have conceived a strong brand and expanded the coverage of our channels, further securing our market position.

Strong R&D capabilities with leading innovations in the holographic technology services industry

We believe that we are well-positioned to capture the growth of China’s holographic technology industry. We intend to strengthen and further secure our market leading position by reinforcing R&D development to continuously drive innovation in holographic technology, including innovations in holographic LiDAR technology, intelligent holographic vision, and holographic digital twin technology. As of December 31, 2022, we owned six trademarks, 22 exclusive rights of integrated circuit layout designs, 312 holographic software copyrights, 183 holographic patents, and 1,695 holographic content copyrights in China.

Leading holographic technology professionals led by an experienced and visionary management team

We have a seasoned management team that is well experienced in China’s information technology industry. With a focus on research and development, operation and management, and human resources, the team is led by Mr. Guohui Kang, who has been serving as our director and chief executive officer since 2016 and as our director and chief executive officer since September 2022, and supported by an exceptional R&D team staffed by 101 full-time research and development team members. Our core staff generally have many years of working experience in areas such as computer, software, computer graphic processing, data algorithm, and neural networks. Staying at the forefront of technological development and focusing on R&D, we retain a stable team of exceedingly qualified professionals specialized in holographic technology service, holographic LiDAR application, and holographic digital twin technology.

Strong culture and values driving the sustainable and healthy environment

We adhere to our corporate culture and values to nourish a sustainable corporate environment and attract talented team members. Our slogan is “customer oriented — nurture cooperation — win-win achieved.” We also believe that customers’ demands determine the corporate strategy and development orientation, and innovation drives core competencies. Guided by such values, we have successfully built up strong and long-term relationships with our customers and continuously optimized our talent pool and the comprehensive quality of our team members, all of which have contributed to our sustainable and rapid development.

Our Growth Strategies

We plan to implement the following strategies to achieve our mission and further grow our market position:

We will continue to expend significant resources in the research and development of holographic technology

Research and development of in-demand technology combined with sustained output and continuous innovation sets the foundation of our market competitiveness. We endeavor to strengthen our market-leading position by further increasing investments in research and development, retaining talented individuals in the field of holographic technology, holographic LiDAR systems, and computer image processing for the purpose of expanding the range of proprietary technology and IP rights. More specifically, we are focused on developing our autonomous driving, 5G, AI, and machine learning technologies for the purpose of building a rich product line, and innovative and technologically leading services. To align with the development of the holographic ADAS industry, we aim to provide strong support for businesses in the field of autonomous driving. Our development prospectus in ADAS includes hardware, software, and solutions upgraded by way of continuously developing new iterations of ADAS products and services through stepping up efforts in research and development. To achieve this end, we intend to further expand research and development capabilities and efforts in holographic digital twin services, and further upgrade our existing holographic software development kit (“SDK”), software, and holographic content resource library.

We plan to promote the implementation of holographic technology in broader mass market

While holography continues to proliferate, we believe the holographic SDK and LiDAR market remains underpenetrated both in China and globally. Based on holographic technology services, we will seize the opportunity of the development of the internet information technology industry in the new era and give full play to our leading advantages in talents, technology, and in-depth cooperation with industry partners and customers. Our holographic technology solutions could not only upgrade traditional industries, but also be implemented in newly emerging industries due to our deeply rooted understanding of technological transformation. Specifically, we will promote the wide application and development of holographic technology services in automotive electronics, digital twin and other fields and help the intelligent upgrading of related industries to realize the sustainable, rapid, and healthy development of our business.

We will continue to cooperate closely with the upstream and downstream of the industry chain

Focusing on organic business growth, we will pay close attention to the demand for new technology throughout the industries in which we operate. Through the long-term and close cooperative relationship established with the partners in the industry chain, we seek to develop and deploy new technology ahead of customers’ demands so that we can quickly synergize with both upstream and downstream industry partners to identify and devise solutions to potential opportunities at an early stage, and jointly solve key hurdles along the process so that the new technological solutions can be commercialized in the shortest time possible.

We will continue to develop and cultivate talented individuals

We have always regarded our talented team members as our most valuable resource. As a key driver to enterprise development, we have established an effective personnel training system and will continue to improve and upgrade such system to enhance its effectiveness. We will continue to build and promote core competencies of our employees through internal training, internal competition, external communication, and other effective means. In addition, we will seek to establish and test more effective incentive mechanisms, to actively create a working environment conducive to the development of our personnel, and to improve the cohesion and centripetal force of our employees, corporate culture, and business philosophy, so as to attract and retain more competitive talents.

Technology

We have developed powerful, cutting-edge holographic technologies.

Holographic Digital Technology

Holography refers to the expression of all information of things. The advantage of holography lies in the expression of holographic space. It is another carrier of information in society. Holographic display technology is different from other traditional 3D display technologies in that it does not rely on any external devices like 3D glasses and helmets. Comparatively speaking, holographic display technology has the advantages of unlimited viewing angle, omni-directional viewing and no difference from the real object, and it can also interact with holographic imaging in-depth, which is a new breakthrough in touch sensing interaction and meets the goal of natural reality and three-dimensional visual effect.

Holographic digital technology is the combination of computer technology, holographic technology, and electronic imaging technology. It records holograms through electronic components and realizes real-time image processing. At the same time, the digital image can be quantitatively analyzed by computer, the intensity and phase distribution of the image can be obtained by calculation, and the superposition of multiple holograms can be simulated, so that the recording and reproduction of holograms can be truly digitized.

As communication technology enters the 5G era, the rapid development and popularization of cloud computing, big data, AI, and other technologies have promoted the development of holographic digital technology. we believe that holographic digital technology will become the technical foundation of the next generation of the Internet. We believe that the next generation of Internet will be holographic space Internet and hopes that through our continuous attempts and breakthroughs in holographic technology, we can lay a foundation for wide adoption by the mass market.

We believe that the combination of holographic technology and digitization is of great significance in promoting the development of social economy and culture. With the development of technology, the application of holographic digital technology is becoming more market oriented. For example, in the automotive field, the holographic digital technology is applied to the navigation, and the navigation is projected on the front window, so that the driver can clearly know the route without bending his head, which greatly improves the driving safety. The application in the medical field is also of great practical significance. The use of holographic digital technology can record the vibration and deformation of organs in the human body in a three-dimensional way, which can be measured by the interference fringes on the hologram. The second exposure technology of holographic LiDAR can also analyze the changes of human organs, so as to find out the location and size of lesions. For example, the use of holographic digital technology can detect the location of malignant tumors and contribute to the early diagnosis and treatment of cancer. Because of the non-destructive property of digital hologram, it is considered to be the best method to detect human internal organs. Of course, digital hologram technology is also widely used in clinical examination. In addition, in the field of aerospace, holographic digital technology also has broad application prospects, such as the use of holographic digital technology can simulate the real outer space for real perception training, which brings great significance to the training of astronauts.

With the continuous expansion of the application field of holographic digital technology, we believe that in the future, holographic digital technology will become an irreplaceable part of society.

Holographic LiDAR Technology

LiDAR is a combination of laser, global positioning system (“GPS”) and inertial navigation system (“INS”) technology and is used to obtain point cloud data and generate accurate digital three-dimensional model. Laser itself has a very accurate ranging capability and its ranging accuracy can reach several centimeters. In addition to the laser itself, the accuracy of LiDAR system also depends on the synchronization of laser, GPS, and inertial measurement unit (“IMU”). Holographic LiDAR is an active measurement device that detects the precise distance between the object and the sensor by emitting a laser beam, including a transmitting unit, a receiving unit, a scanning unit and a data processing unit. The distance is determined by measuring the time difference and phase difference of the laser signal, and the angle is measured by horizontal scanning. According to these two parameters, a two-dimensional polar coordinate system is established, and then the three-dimensional height information is obtained by different pitch angle signals.

With the development of commercial GPS and IMU, it has been widely used to obtain high-precision data from mobile platforms (such as automobiles) through LiDAR. LiDAR scanning can obtain point cloud data, which can be used to create 3D computer-aided design (“CAD”) models for manufacturing parts, quality inspection, diversified vision, cartoon production, 3D drawing, and mass communication tool applications. In addition, it can be used in the construction of digital 3D City, 3D terrain acquisition, 3D cultural relic reconstruction, cadastral survey, power inventory and other industries that need surveying and mapping modelling.

Holographic Intelligent Vision Technology

Holographic intelligent vision refers to the machine vision that uses camera and computer to simulate human vision to recognize, track and measure the target, and to further process the image through recognition and analysis, so that the computer processing becomes more suitable for human eyes to observe or transmit to the instrument for detection. Holographic intelligent vision plays an important role in the establishment of artificial intelligence system to obtain “information” from images or multidimensional data.

Holographic intelligent vision is the science of using computers to imitate human visual systems, which enables computer with the ability to extract, process, understand and analyze images and image sequences similar to human beings, and realize the perception and recognition of the three-dimensional scene of the objective world.

In the fields of autopilot, robot, intelligent medical and so on, it is necessary to extract information from the visual signal by holographic intelligent vision technology and carry out high-precision processing. Holographic intelligent vision technology used in holographic technology service includes holographic face recognition, holographic object, and scene recognition.

Holographic SDK Technology

Holographic SDK technology can collect holographic data through tactile feedback information, force feedback information and the movement of the observed object. The holographic virtual space is constructed by scene map switching, scene building and 3D geographic information; Holographic digital content editing is carried out by means of dynamic image processing, graphic display, and rectification. Through the control system of animation glare system, dynamic glare effect and dynamic conversion, the holographic digital effect is produced, and the holographic virtual digital control function is realized by light field dynamic fusion control system and holographic digital display software.

Our holographic SDK services include holographic data acquisition, holographic virtual space construction, holographic digital content editing, holographic digital effect production and holographic virtual digital control module, and 65 software kits, which can meet the current market demand for holographic software technology application, software development and other aspects. We will also continue to develop new functions according to the needs of customers to enrich the holographic SDK library. Through years of technology accumulation and long-term good relationship with customers in the industry, we believe that our holographic SDK technology will continue to maintain a leading edge.

MC HoloSDK
SDK
API
Users
User call MCloud HoloSDK through open API interface

Research and Development

As of December 31, 2022, our research and development team consisted of 68 full-time employees responsible for the design and development of high-quality holographic products and services. They are experienced in holographic basic technology and hardware development. The professional background of the research and development team covers a wide range of aspects, including computer, software, computer graphic processing, data algorithm, and neural networks. Such extensive and in-depth working experience empowers the team’s services such as digital graphic lightweight, algorithm, data intelligence and image synthesis. We have focused on and will continue to focus on investment in our technology system. Our research and development expenses were approximately $49.2 million and $22.8 million for the years ended December 31, 2022 and 2021, respectively.

We are committed to continuously strengthening and updating our information technology infrastructure and compatible hardware according to our annual development plan and based upon our assessment of market demand. The process of our self-development research and development is as follows: (1) research and development personnel raise new ideas for research and development based on the market situation and customers’ needs to complete the investigation report and decision analysis; (2) project approval and formulate product research and development plan; (3) development of product technology; (4) product testing and review; (5) launching of new product; and (6) promotion and application of the new product.

Intellectual Property

Intellectual property rights are critical to our success and competitiveness. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2022, we owned:

●	Trademarks: six registered trademarks in the PRC;

●	Patents: 183 patents in the PRC, mainly involving virtual vision imaging, motion capture, image acquisition and other related technologies;

●	Layout design of integrated circuit: 22 items in the PRC;

●	Software copyrights related to holography: 312 works of software copyrights related to holography in the PRC, including 65 core holographic functions SDK, which mainly involve holographic digital light field, panoramic display, virtual reality social simulation model application system, virtual reality human body model dynamic demonstration system, naked-eye 3D dynamic imaging control system, virtual reality standardization system, etc.;

●	Software copyrights related to virtual digital products: 1,695 items of virtual digital products and thousands of ultra-high-definition holographic models that have been established and are still increasing; and

●	Under application: 183 model patents and 22 integrated circuit layout designs.

In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls. For example, we adopt and maintain relevant policies safeguarding our intellectual property rights through establishing an intellectual property management organization and specifying personnel for intellectual property protection, strengthening special training on intellectual property rights for employees, and establishing an intellectual property management system.

Competition

There are many other companies addressing various aspects/verticals of the holographic basic technology service market in China. Our competitors are mainly holographic software providers, holographic content service providers, and participants in the holographic intelligent electronics field and the holographic intelligent vision field.

We compete in an emerging and competitive industry for the following factors:

●	quality of the basic holographic technology;

●	richness and compatibility of high-quality holographic content;

●	strength and reputation of brand;

●	ability to enhance existing services to meet user preferences and needs;

●	capability to continuously expand customer base; and

●	ability to compete effectively with competitors.

We believe we offer a higher performance product, and we are capable to compete favorably and increase our market share. Our ability to remain competitive bases upon the quality of our holographic content, the ability to innovate and rapidly respond to customer needs, as well as the capability of acquiring complementary technologies, products and businesses to enhance the features and functionality of our applications.

Seasonality

We do not experience substantial seasonal fluctuations in our revenues and results of operations.

Sales and Marketing

We have formed a business model of “excellent technology research and development team + well experienced sales team.” A professional sales team, paired with advanced technology, enables us to maintain an advantageous position in the competition. We are dedicated to deepening our relationship with existing customers, develop relationships with new and potential customers, and on exploring untapped business opportunities. At the same time, we also emphasize on brand building and will establish a strong reputation and brand image by continuously producing high-quality technology services and contents.

Customers

We have provided holographic technology services for thousands of customers and has accumulated rich customer resources and diverse customer base in the industry. We work closely with government agencies, automotive electronics manufacturers, and software/content developers, etc. At present, we have a relatively well-established and comprehensive holographic technology service chain.

We have provided holographic technology services for numerous well-known and prestigious enterprises in the real estate, automobile, life insurance industries and so on. Customers usually enter into framework service agreements with us, based upon which we will provide holographic technology services and receive corresponding product and service fees in return from the customers. Our customer base grows fast. The total number of customers grows with a growth rate of 11.8% from 2021 to 2022. We maintain a diverse customer base and have one customer from whom revenues individually represents greater than 10% of the total operating revenues for the year ended December 31, 2022. Our top ten direct customers make up 59.3% of total revenue for the year ended December 31, 2022.

We believe that our continuous attraction to and ability to retain large and medium-sized enterprise customers depend on our ability to meet their disparate needs as well as complex in-house deployment and integration needs. We also leverage our comprehensive business portfolio to serve small and medium enterprises, aiming to improve customer satisfaction and expand cross selling and up selling opportunities.

Suppliers

We have a diverse base of suppliers who view us as integral partners in the supply chain. We have strong relationships with our suppliers due to our market position, substantial purchasing scale, national footprint and rich customer resources. We believe we are one of the largest volume customers for many of our suppliers, leading to favorable purchasing arrangements regarding product availability, payment terms and pricing. Our size and scale, supplier relationships, and technical knowledge of products and services enable us to receive favorable treatment. Our largest single supplier represented 13.8% of expenditures in fiscal 2022, and our top ten suppliers represented 71.4% of total product expenditures during the same period. We strategically conduct business with our top suppliers in order to optimize our scale advantages, but we also have the flexibility to source the majority of our purchase from a number of alternate suppliers when necessary.

Employees

As of December 31, 2022, we had 101 full-time employees and we did not have part-time employees. All our employees are based in China.

The following table sets forth the number of our employees as of December 31, 2022:

Function	full-time employees
Research and Development	68
Business and Marketing	22
Administrative, Human Resources and Finance	11
Total	101

Under the PRC law, we participate in various employee social security plans organized by municipal and provincial government for our PRC-based full-time employees, including pension unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance, and housing fund. We are required under PRC law to pay specified percentages of the salaries, bonuses, and certain allowances to the employee benefit plans for our PRC-based full-time employees on a monthly basis, with the maximum amount determined by the local governments in China.

We sign labor contracts and standard confidentiality and non-compete agreements with our key employees. We believe that we maintain a good working relationship with our employees with no labor disputes. None of our employees are represented by labor unions.

Applicable Government Regulations

Laws and Regulations Relating to Foreign Investment

According to the Provisions on Guiding the Direction of Foreign Investment, which took effect on April 1, 2002, industries in the PRC are classified into four categories: “permitted foreign investment industries”, “encouraged foreign investment industries”, “restricted foreign investment industries” and “prohibited foreign investment industries”. “Encouraged foreign investment industries”, “restricted foreign investment industries” and “prohibited foreign investment industries” are stipulated in the Catalog. Industries which do not fall in any of these three categories are regarded as “permitted foreign investment industries”. The Catalog is promulgated and is amended by the NDRC and the MOFCOM. The Negative List, which was last amended on June 23, 2020 and subsequently enforced on July 23, 2020 by the NDRC and the MOFCOM and replace the Catalog, sets forth management measures for the market entry of foreign investors, such as equity requirements and senior manager requirements. According to the Negative List, any internet cultural activities (except for the provision of music) is a foreign investment prohibited industry, and foreign-invested shares of value-added telecommunications services must not exceed 50% (excluding e-commerce, domestic multi-party communications services, store and forward services and call center services) of the business.

An enterprise which establishes, operates and manages within the Chinese territory is subject to the PRC Company Law last amended on October 26, 2018. The PRC Company Law is also applicable to a foreign investment company. Nevertheless, where there are other special laws relating to foreign investment, such laws shall prevail.

The procedures for the establishment of a wholly foreign-owned enterprise, the verification, registration and approval procedures, registered capital requirements, foreign exchange restrictions, accounting practices, taxation and labor matters are subject to the Law on Wholly Foreign-invested Enterprises of the PRC, which was last amended on September 3, 2016 and subsequently enforced on October 1, 2016 and the Implementation Regulations for Law on Wholly Foreign-invested Enterprises of the PRC, which was last amended on February 19, 2014 and subsequently enforced on March 1, 2014 and Provisional Administration Measures for the Registration of the Formation and Changes of Foreign Invested Enterprises (the “Measures”) which was last amended on June 29, 2018 and subsequently enforced on June 30, 2018.

According to the Measures, where the incorporation of foreign-invested enterprises does not fall within the scope of the Negative List, such enterprises shall file and submit the record-filing information on the incorporation of foreign-invested enterprises simultaneously when they go through the registration procedures for incorporation. Within the record-filing scope of the Measures, in the case of a change of basic information of the foreign-invested enterprises or their investors, a change of equity (shares) or cooperation interest of the foreign-invested enterprises, merger, division or dissolution, mortgage or transfer of foreign invested enterprise’s property or rights and interests to others and other matters, the foreign-invested enterprise shall file the relevant documents online within 30 days upon occurrence of such changes via the comprehensive administrative system.

On December 30, 2019, the MOC and the State Administration of Market Regulation issued the Measures for the Reporting of Foreign Investment Information, which came into effect on January 1, 2020 and replaced the Measures. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in China, the foreign investors or foreign-invested enterprises shall submit investment information to the commerce authorities pursuant to these measures.

On March 15, 2019, the NPC approved the Foreign Investment Law, which became effective on January 1, 2020, and replaced the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprises Law. On December 26, 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law of the PRC, which came into effect on January 1, 2020, and replaced the Regulations on Implementing the Sino-Foreign Equity Joint Venture Enterprise Law, Provisional Regulations on the Duration of Sino-Foreign Equity Joint Venture Enterprise Law, the Regulations on Implementing the Wholly Foreign-Invested Enterprise Law, and the Regulations on Implementing the Sino-foreign Cooperative Joint Venture Enterprise Law.

Under the Foreign Investment Law, the State shall implement the management systems of pre-establishment national treatment and negative list for foreign investment, according to which the treatment given to foreign investors and their investments during the investment access stage shall be not lower than that given to their domestic counterparts, and the State shall give national treatment to foreign investment beyond the negative list where special administrative measures for the access of foreign investment in specific fields is specified. Besides, the State shall protect foreign investors’ investment, earnings and other legitimate rights and interests within the territory of China in accordance with the law. The state will take measures to prompt foreign investment such as ensuring fair competition for foreign-invested enterprises to participate in government procurement activities, and protection of intellectual property rights of foreign investors and foreign-invested enterprises.

Industry Catalog Relating to Foreign Investment

Industries listed in the Catalog are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalog are generally deemed as constituting a fourth “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalog are generally open to foreign investment unless specifically restricted by other PRC regulations.

On March 15, 2019, the National People’s Congress adopted the Foreign Investment Law of the PRC, which became effective on January 1, 2020 and replaced three existing laws regulating foreign investment in China, namely, the Wholly Foreign-Invested Enterprise Law of the PRC, the Sino-Foreign Cooperative Joint Venture Enterprise Law of the PRC and the Sino-Foreign Equity Joint Venture Enterprise Law of the PRC, together with their implementation rules and ancillary regulations. On December 26, 2019, the State Council issued the Regulations on Implementing the Foreign Investment Law of the PRC, which came into effect on January 1, 2020, and replaced the Regulations on Implementing the Sino-Foreign Equity Joint Venture Enterprise Law of the PRC, Provisional Regulations on the Duration of Sino-Foreign Equity Joint Venture Enterprise Law, the Regulations on Implementing the Wholly Foreign-Invested Enterprise Law of the PRC, and the Regulations on Implementing the Sino-Foreign Cooperative Joint Venture Enterprise Law of the PRC. The Foreign Investment Law of the PRC embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation. For example, the Foreign Investment Law of the PRC adds a catch-all clause to the definition of “foreign investment” so that foreign investment, by its definition, includes “investments made by foreign investors in China through other means defined by other laws or administrative regulations or provisions promulgated by the State Council” without further elaboration on the meaning of “other means.”

On June 30, 2019, the MOFCOM and the NDRC promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, which took effective from July 30, 2019. The Negative List expands the scope of industries in which foreign investment is permitted by reducing the number of industries that fall within the Negative List. Foreign investment in value-added telecommunications services (other than e-commerce, domestic multi-party communications, store-and-forward and call center), including internet data center services, still falls within the Negative List.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, or the SASAC, the State Administration of Taxation, or the SAT, the SAIC, the CSRC, and the State Administration of Foreign Exchange, or the SAFE jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

Our PRC subsidiaries are mainly engaged in providing technical services, which fall into the “encouraged” or “permitted” category under the Catalog. Our PRC subsidiaries have obtained all material approvals required for our business operations. Specifically, Our PRC subsidiaries engaged in holographic advertising business mainly provide holographic technical services to customers in the advertising industry. According to the Regulations of the People’s Republic of China on Telecommunications promulgated by the State Council of the People’s Republic of China on February 6, 2016 (the “Regulations”), “value-added telecommunications services” refers to the provision of additional telecommunications and information services by using public network infrastructure. In addition, the Classification Catalogue of Telecommunications Services (the “Classification”) annexed to the Regulations provides a list of telecommunications services that fall within the definition of “value-added telecommunications services.” Our holographic advertising service does not use public network infrastructure to provide additional services and is not within the list provided by the Classification, and accordingly does not fall into the category of “value-added telecommunications services” as governed by the Regulations.

Anti-money Laundering Regulations

The PRC Anti-money Laundering Law, which was promulgated by the Standing Committee of the National People’s Congress in October 2006 and became effective in January 2007, sets forth the principal anti-money laundering requirements applicable to financial institutions as well as non-financial institutions with anti-money laundering obligations, including the adoption of precautionary and supervisory measures, establishment of various systems for client identification, retention of clients’ identification information and transactions records, and reports on large transactions and suspicious transactions. According to the PRC Anti-money Laundering Law, conducts of money-laundering includes dissimulating, concealing through various means the source and nature of gains and profits from drug offences, organized gangsterdom crime, terrorist activities, smuggling, corruption and bribery, disruption of financial order, and financial fraud. Financial institutions subject to the PRC Anti-money Laundering Law include duly established policy banks, commercial banks, credit unions, postal saving organizations, trust investment companies, securities companies, futures brokerage companies, insurance companies and other institutions engaging in financial business as determined and published by the competent anti-money laundering administrative authorities of the State Council, while the list of the non-financial institutions with anti-money laundering obligations will be published by the State Council. The PBOC and other governmental authorities issued a series of administrative rules and regulations to specify the anti-money laundering obligations of financial institutions and certain non-financial institutions, such as payment institutions.

The Guidelines jointly released by ten PRC regulatory agencies in July 2015, purport, among other things, to require internet financial service providers, including online lending information intermediaries, to comply with certain anti-money laundering requirements, including the establishment of a customer identification program, the monitoring and reporting of suspicious transactions, the preservation of customer information and transaction records, and the provision of assistance to the public security department and judicial authority in investigations and proceedings in relation to anti-money laundering matters. The Interim Measures jointly issued by four PRC regulatory agencies in August 2016 require the online lending information intermediaries, among other things, to comply with certain anti-money laundering obligations, including verifying customer identification, reporting suspicious transactions and preserving customer information and transaction records. The Custodian Guidelines issued by PBOC in February 2017 require the online lending platforms to set up custody accounts with commercial banks and comply with the anti-money laundry requirements of the relevant commercial banks.

In cooperation with our partnering custody banks and payment companies, we have adopted various policies and procedures for anti-money laundering purposes.

Regulations Relating to Overseas Listings

In August 2006, six PRC regulatory authorities, including the China Securities Regulatory Commission, or the CSRC, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, amended in June 2009. The M&A Rules, among other things, require that if an overseas company established or controlled by PRC companies or individuals, or PRC Citizens, intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC Citizens, such acquisition must be submitted to the MOFCOM for approval. The M&A Rules also require that an Overseas SPV formed for overseas listing purposes and controlled directly or indirectly by the PRC Citizens shall obtain the approval of the CSRC prior to overseas listing and trading of such Overseas SPV’s securities on an overseas stock exchange.

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which will become effective on March 31, 2023. On the same date of the issuance of the Trial Measures, the CSRC circulated No.1 to No.5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Draft Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offerings and listings by domestic companies, yet made the following updates compared to the Draft Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuances and listings; (b) further clarification of the standard of indirect overseas listings under the principle of substance over form, and (c) adding more details of filing procedures and requirements by setting different filing requirements for different types of overseas offerings and listings. Under the Trial Measures and the Guidance Rules and Notice, domestic companies conducting overseas securities offering and listing activities, either in direct or indirect form, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following the submission of initial public offering or listing applications.

Based on our understanding of the current PRC laws and regulations, we reasonably believe that we currently are not be required to submit an application to the CSRC for the approval of our listing and trading on the Nasdaq. However, there are substantial uncertainties as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering, and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

Laws and Regulations Relating to Marketing Business

The Advertising Law of the PRC (the “Advertising Law”), which took effect on February 1, 1995 and was last amended on October 26, 2018, regulates contents of advertisements, codes of conduct for advertisers, and the supervision and administration of the advertising industry. It also stipulates that advertisers, advertising operators, and advertisement publishers shall abide by the Advertising Law and other laws and regulations, be honest and trustworthy, and compete in a fair manner in advertising business.

According to the Advertising Law, if advertising operators know or should have known the content of the advertisements is false or deceptive but still provide advertising design, production and agency services in connection with the advertisement, they might be subject to penalties, including confiscation of revenue and fines, and the competent PRC authority may suspend or revoke their business licenses.

The Interim Measures for the Administration of Internet Advertising (the “Interim Measures on Internet Advertising”), which took effect on September 1, 2016, regulate advertising activities conducted via the internet. According to the Interim Measures on Internet Advertising, advertisements published or distributed via the internet shall not interfere with users’ normal use of the internet. For example, advertisements published on web page pop-up windows or in others forms shall be clearly marked with a “close” sign to ensure a “Click to close”. No entity or individual may induce users to click on the contents of an advertisement through deception. An internet advertisement publisher or advertising operator shall establish and maintain an acceptable registration, examination and file management system for its advertisers; examine, verify and record the identity information of each advertiser. The Interim Measures on Internet Advertising also require internet advertisement publishers and advertising operators to verify related supporting documents, check the contents of the advertisement and prohibits them from designing, producing, providing services or publishing any advertisement if the content and supporting documents do not match each other or the documentary evidence thereof are insufficient.

Laws and Regulations Relating to Information Security and Privacy Protection

Internet content in the PRC is regulated and restricted from a state security standpoint. The Standing Committee of the National People’s Congress (the “SCNPC”) enacted the Decisions on the Maintenance of Internet Security, which took effect on December 28, 2000 and was last amended on August 27, 2009, to subject persons to criminal liabilities in the PRC for any attempt to (i) gain improper entry to a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Administration Measures on the Security Protection of Computer Information Network with International Connections, which took effect on December 30, 1997 and was last amended on January 8, 2011, prohibit using the internet in ways which, among others, result in a leakage of state secrets or a spread of socially destabilizing content. The Provisions on the Technical Measures for the Protection of the Security of the Internet, which was promulgated by the MPS and took effect on March 1, 2006, require internet service providers to take proper measures including anti-virus, data back-up and other related measures, to keep records of certain information about its users (including users registration information, log-in and log-out time, IP address, content and time of posts by users) for at least 60 days, and to detect illegal information, stop transmission of such information, and keep relevant records. If an internet information service provider violates these measures, the MPS and the local security bureaus may revoke its operating license and shut down its website. In accordance with the Circular of the Ministry of Public Security, the State Secrecy Bureau, the State Cipher Code Administration and The Information Office of the State Council on Printing and Distributing the Administrative Measures for the Graded Protection of Information Security which took effect on June 22, 2007, the security protection grade of an information system may be classified into the five grades. To newly build an information system of Grade II or above, its operator or user shall, within 30 days after it is put into operation, handle the record-filing procedures at the local public security organ at the level of municipality divided into districts or above of its locality.

On December 28, 2012, the SCNPC promulgated the Decision on Strengthening Network Information Protection to enhance the legal protection of information security and privacy on the internet. On July 16, 2013, the MIIT promulgated the Provisions on Protection of Personal Information of Telecommunication and Internet Users, which took effect on September 1, 2013, to regulate the collection and use of users’ personal information in the provision of telecommunication services and internet information services in PRC and the personal information includes a user’s name, birth date, identification card number, address, phone number, account number, password and other information that can be used for identifying a user and time and place the user uses the aforementioned service. Telecommunication business operators and internet service providers are required to establish its own rules for collecting and use of user’s information and cannot collect or use users’ information without users’ consent. Telecommunication business operators and internet service providers are prohibited from disclosing, tampering with, damaging, selling or illegally providing others with, collected personal information. Several Provisions on Regulation of the Market Order of Internet Information Service, which took effect on March 15, 2012, stipulate that without the consent of users, internet information service providers shall not collect information relevant to the users that can lead to the recognition of the identity of the users independently or in combination with other information, nor shall they provide personal information of users to others, unless otherwise provided by laws and administrative regulations.

In accordance with the Cyber Security Law of the PRC, which took effect on June 1, 2017, network operators shall comply with relevant laws and regulations and fulfill their obligations to safeguard security of the network when conducting business and providing services. Those who provide services through networks shall take technical measures and other necessary measures pursuant to laws, regulations and compulsory national requirements to safeguard the safe and stable operation of the networks, respond to network security incidents effectively, prevent illegal and criminal activities, and maintain the integrity, confidentiality and usability of network data, and the network operator shall not collect the personal information irrelevant to the services it provides or collect or use the personal information in violation of the provisions of laws or agreements between both parties, and network operators of key information infrastructure shall store within the territory of the PRC all the personal information and important data collected and produced within the territory of the PRC. The purchase of network products and services that may affect national security shall be subject to national cyber security review. The Measures for Cyber security Review, which took effect on June 1, 2020, provide for more detailed rules regarding cyber security review requirements. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

On May 8, 2017, the Supreme People’s Court and the Supreme People’s Procuratorate released the Interpretations of the Supreme People’s Court and the Supreme People’s Procurator ate on Several Issues Concerning the Application of Law in the Handling of Criminal Cases Involving Infringement of Citizens’ Personal Information (the “Interpretations”), which took effect on June 1, 2017. The Interpretations clarify several concepts regarding the crime of “infringement of citizens’ personal information” stipulated by Article 253A of the Criminal Law of the People’s Republic of China, including “citizen’s personal information”, “provision”, and “unlawful acquisition”. Also, the Interpretations specify the standards for determining “serious circumstances” and “particularly serious circumstances” of this crime.

On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits.

On August 20, 2021, the Standing Committee of the NPC approved the Personal Information Protection Law (“PIPL”), which will become effective on November 1, 2021. The PIPL curbs collection of personal identifiable information and seeks to address the issue of algorithmic discrimination. Violations of the PIPL may result in warnings and forced corrections, confiscation of corresponding income, suspension of related services, and fines.

Laws and Regulations Relating to Intellectual Property Right

Trademarks

Pursuant to the Trademark Law of the PRC which was last amended on April 23, 2019 and subsequently enforced on November 1, 2019, and the Implementation Rules of the PRC Trademark Law which was last amended on April 29, 2014 and subsequently enforced on May 1, 2014, a registered trademark means a trademark that has been approved by and registered with the trademark office, including goods trademarks, service trademarks, collective trademarks and certification trademarks. Twelve months prior to the expiration of the 10-year term, an applicant can renew its trademarks and reapply for trademark protection. A registered trademark is valid for 10 years commencing on the date of registration approval and renewal shall be made within 12 months before the expiration. If such an application cannot be filed within that period, an extension period of six months may be granted. To license a registered trademark, the licensor should file the licensing documents of the licensed trademark with the trademark bureau, and the trademark bureau shall gazette the licensing. Non-filing of the licensing of a trademark shall not be contested against a good faith third party. The following acts shall constitute infringement of the exclusive right to use a registered trademark: (1) using a trademark that is identical or similar to a registered trademark of the same type of commodities or similar commodities without a license from the registrant of that trademark; (2) selling commodities that infringe upon the exclusive right to use a registered trademark; (3) forging or manufacturing without authorization the marks of a registered trademark, or selling marks of a registered trademark that are forged or manufactured without authorization; (4) changing another party’s registered trademark and putting the commodities with the changed trademark into the market without the consent of the holder of that trademark; or (5) other conduct that would hinder another party’s exclusive right to use its registered trademark.

Patents

In accordance with the Patent Law of the PRC, which was last amended December 27, 2008 and subsequently enforced on October 1, 2009 and the Implementation Rules for the Implementation of the Patent Law of the PRC, which was last amended on January 9, 2010 and subsequently enforced on February 1, 2010, patent is divided in to 3 categories, i.e., invention patent, design patent and utility model patent. The duration of the invention patent right is 20 years, and the duration of the design patent right and utility model patent right is 10 years, which shall begin from the date of filing. An individual or entity who uses patent without the license of the patent holder, counterfeits patent products or engages in patent infringement activities shall be held liable for compensation to the patent holder and may be imposed a fine, or even subject to criminal liabilities.

Copyright

According to the Copyright Law of the PRC, which took effect on June 1, 1991, and was last amended November 11, 2020 and subsequently enforced on June 1, 2021, copyright includes computer software, and the Copyright Protection Centre of China provide a voluntary register system for copyright.

According to the Regulation on Computer Software Protection, which took effect on October 1, 1991 and was last amended on January 30, 2013 and subsequently enforced on March 1, 2013, the software copyright shall exist from the date on which its development has been completed, and software copyright owner may register with the software registration institution recognized by the copyright administration department of the State Council. On February 20, 2002, the National Copyright Administration of the PRC issued the Measures on Computer Software Copyright Registration, which outlines the operational procedures for registration of software copyright, as well as registration of the license for the software copyright and software copyright transfer contracts. The Copyright Protection Center of the PRC is mandated as the software registration agency under the regulations.

Domain Names

In accordance with the Measures for the Administration of Internet Domain Names, which took effect on November 1, 2017 and the Implementation Rules on Registration of National Domain Names, the Measures on Dispute Resolution of National Domain Names, the Proceeding Rules on Dispute Resolution of National Domain Names, which took effect on June 18, 2019, domain name registrations are handled through domain name service agencies established under the relevant regulations, and the applicants become domain name holders upon successful registration.

Laws and Regulations Relating to Labor Protection

In accordance with the Labor Law of the PRC, which was last amended on December 29, 2018, and the Labor Contract Law of the PRC, which took effect on January 1, 2008 and was last amended on December 28, 2012 and subsequently enforced on July 1, 2013, and the Implementation Regulation of the Labor Contract Law of the PRC which took effect on September 18, 2008, labor contracts in written form shall be executed to establish labor relationships between employers and employees.

Employers shall establish and develop labor rules, regulations and systems according to the PRC laws to protect the rights and ensure the performance of duties of employees, and career development and training systems shall be established. Employers shall also set up and develop the labor safety and health system in strict compliance with the rules and standards of labor safety and sanitation of the PRC and provide education on labor safety and sanitation for the employees to prevent work-related accidents and occupational harm.

Laws and Regulations Relating to Social Insurance and Housing Provident Fund

In accordance with the Law of Social Insurance of the PRC which took effect on July 1, 2011 and was last amended on December 29, 2018, the Provisional Regulation on the Collection and Payment of Social Insurance Premiums which took effect on January 22, 1999 and was last amended on March 24, 2019, the Decision of the State Council on the Establishment of Basic Medical Insurance System for Urban Workers which took effect on December 14, 1998, the Decisions of the State Council on the Establishment of Unified System of Basic Retirement Insurance Fund for the Employees of Enterprises which took effect on July 16, 1997, the Regulations of Insurance for Work-Related Injury which was amended on December 20, 2010 and subsequently enforced on January 1, 2011, the Regulations of Insurance for Unemployment which took effect on January 22, 1999, the Provisional Insurance Measures for Maternity of Employees which took effect on January 1, 1995 and the Regulations on Management of Housing Provident Fund which took effect on April 3, 1999 and was last amended on March 24, 2019, employers shall make payments of the basic medical insurance, basic retirement insurance, insurance for work-related injury, unemployment insurance, maternity insurance and housing provident fund for the employees.

If the employer fails to file the registration for social insurance, the social insurance administration authority shall order it to make rectification within a prescribed time limit. If rectification is not made within the prescribed time limit, the employer will be imposed a fine. If the employer does not pay the full amount of the Social Insurance as scheduled, the social insurance collection institution shall order it to pay within a prescribed time limit together with a late fee. If the payment including the late fee is not settled by the prescribed time limit, the employer will be imposed a fine. If the employer fails to file the registration for the housing provident fund, the housing provident fund administration center shall order the employer to pay the amount of the housing provident fund as specified under the relevant laws and regulations within a prescribed time limit, and if the employer still fails to pay up within the prescribed time limit, the fund administration center may apply to the court for enforcement of the unpaid amount.

According to the Reform Scheme of Tax Collection and Management System of State Tax and Local Tax which took effect on July 20, 2018, the social insurance collection and management authority was to be transferred from the Ministry of Human Resources and Social Security to the SAT from January 1, 2019. On September 18, 2018, the general meeting of State Council announced that the policies for social insurance shall remain unchanged until the transfer of the authority for social insurance has been completed. On September 21, 2018, the Ministry of Human Resources and Social Security released an Urgent Notice on Enforcing the Requirement of the General Meeting of the State Council and Stabilization the Levy of Social Insurance Payment and required that the policies for both the rate and basis of social insurance contributions shall remain unchanged until the reform on the transfer of the authority for social insurance has been completed. On November 16, 2018, the SAT released the Notice of Certain Measures on Further Supporting and Serving the Development of Private Economy, which provided that the policy for social insurance shall remain stable and the SAT will pursue to lower the social insurance contribution rates with the relevant authorities, and ensure the overall burden of social insurance contribution on enterprises will be lowered.

Laws and Regulations Relating to Taxation

Corporate Income Tax

In accordance with the EIT Laws (defined thereafter), which took effect on January 1, 2008 and was last amended on December 29, 2018 and the Implementation Regulation for the Enterprise Income Tax Law of the PRC which took effect on January 1, 2008 and was last amended on April 23, 2019 (collectively, the “EIT Laws”), taxpayers consist of resident enterprises and non-resident enterprises. Resident enterprises are defined as enterprises that are established in China in accordance with the PRC laws, or that are established in accordance with the laws of foreign countries (or regions) but whose actual or de facto control entity is within the PRC. Non-resident enterprises are defined as enterprises that are set up in accordance with the laws of foreign countries (or regions) and whose actual administration is conducted outside the PRC, but (i) have entities or premises in China, or (ii) have no entities or premises in China but have income generated from China. According to the EIT Laws, foreign invested enterprises in the PRC are subject to corporate income tax at a uniform rate of 25%. For a non-resident enterprise having no office or establishment inside China, or for a non-resident enterprise whose incomes have no actual connection to its institution or establishment inside China, a withholding tax of 10% will be levied for the income derived from China.

The Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies promulgated by the SAT and last amended on December 29, 2017 sets out the standards and procedures for determining whether the “de facto management body” of an enterprise registered outside of the PRC and controlled by PRC enterprises or PRC enterprise groups is located within the PRC.

In accordance with the EIT Laws, a high-tech enterprise which has independent intellectual property rights and complies with the rules of corporate income tax and other relevant laws and regulations enjoys a reduced corporate income tax rate of 15%. The specific standards and procedures for the management of identification of high-tech enterprises are stipulated in the Measures for the Administration of the Certification of High-tech Enterprises which were jointly issued by the Ministry of Science and Technology, the MOF and the SAT on April 14, 2008, took retroactive effect on January 1, 2008 and were amended on January 29, 2016, took retroactive effect on January 1, 2016.

Dividend Tax

Pursuant to the EIT Laws, income from equity investment between qualified PRC resident enterprises such as dividends and bonuses, which refers to investment income derived by a resident enterprise from its direct investment in another resident enterprise, is tax-exempt.

In addition, pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income which took effect in the PRC on January 1, 2007, the PRC resident enterprise which distributes dividends to its Hong Kong shareholders should pay income tax according to the PRC law. However, if the beneficiary of the dividends is a Hong Kong resident enterprise, which directly holds no less than 25% equity interests of the aforesaid enterprise (i.e., the dividend distributor), the tax levied shall be 5% of the distributed dividends.

Pursuant to the Circular of the State Administration of Taxation on Relevant Issues relating to the Implementation of Dividend Clauses in Tax Agreements which took effect on February 20, 2009, all of the following requirements shall be satisfied in order to enjoy the preferential tax rates provided under the tax agreements: (i) the tax resident that receives dividends should be a company as provided in the tax agreement; (ii) the equity interests and voting shares of the PRC resident company directly owned by the tax resident reach the percentages specified in the tax agreement; and (iii) the equity interests of the Chinese resident company directly owned by such tax resident at any time during the twelve months prior to receiving the dividends reach a percentage specified in the tax agreement. On February 3, 2018, the SAT issued the Notice on Certain Issues regarding Beneficial Owner in Tax Treaties which took effect on April 1, 2018 provides clearer guidelines and adopts comprehensive assessment approaches when determining whether a company can be qualified as Beneficial Owner, so as to enjoy the preferential tax rate on dividends.

Pursuant to Notice on Widening the Applicable Scope of the Policy of Temporary Exemption of Withholding Taxes on the Direct Investment Made by Overseas Investors with Distributed Profits which took effect on January 1, 2018, where the profits distributed by a resident enterprise within the territory of China to an overseas investor are directly invested in an investment project which is not in the prohibited category and is in conformity with the specified conditions, the project shall be governed by the deferred tax payment policy and be temporarily exempt from withholding income tax.

VAT

According to the Provisional Regulations on Value-added Tax of the PRC which took effect on January 1, 1994 and was last amended on November 19, 2017, and the Provisional Implementation Rules of the Provisional Regulations on Value-added Tax of the PRC which was last amended on October 28, 2011 and subsequently enforced on November 1, 2011, all enterprises and individuals that engage in the sale of goods, the provision of processing, repair and replacement services, and the importation of goods within the territory of the PRC shall pay VAT. According to the Circular on Comprehensively Promoting the Pilot Program of the Collection of VAT in Lieu of Business Tax, which took effect on May 1, 2016, the pilot practice of levying VAT in lieu of business tax was extended nationwide to the sale of services, intangible assets or property.

According to the Circular of the Ministry of Finance (the “MOF”) and SAT on Adjusting Value-added Tax Rates which took effect on May 1, 2018, where a taxpayer engages in a taxable sales activity for the VAT purpose or imports goods, the previous applicable 17% and 11% tax rates are adjusted to be 16% and 10% respectively, and are further adjusted to be 13% and 9% respectively in accordance with the Announcement of the MOF, the SAT and the General Administration of Customs on Deepening the Policies Related to Value-Added Tax Reform which took effect on April 1, 2019.

Urban Maintenance and Construction Tax as well as Education Surtax

In accordance with the Provisional Provisions on the Collection of Educational Surtax, which was last amended on January 8, 2011, all entities and individuals who pay consumption tax, VAT and business tax shall also be required to pay educational surtax. The educational surtax rate is 3% of the amount of VAT, business tax and consumption tax actually paid by each entity or individual, and the educational surtax shall be paid simultaneously with VAT, business tax and consumption tax. In accordance with the Provisional Regulations on Urban Maintenance and Construction Tax of the PRC which was last amended on January 8, 2011 and Circular of the State Administration of Taxation on Issues Concerning the Collection of the Urban Maintenance and Construction Tax, which took effect on March 12, 1994, any entity or individual liable to consumption tax, VAT and business tax shall also be required to pay urban maintenance and construction tax. Payment of urban maintenance and construction tax shall be based on the consumption tax, VAT and business tax which a taxpayer actually pays and shall be made simultaneously when the latter are paid. The rates of urban maintenance and construction tax shall be 7%, 5% and 1% for a taxpayer in a city, in a county town or town and in a place other than a city, county town or town respectively.

Laws and Regulations Relating to Foreign Exchange

In accordance with the Foreign Exchange Administrative Regulations of the PRC which was last amended on August 5, 2008, Renminbi is generally freely convertible for payments of current account items, such as trade and service-related foreign exchange transactions and dividend payments, but are not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval/registration of the SAFE is obtained.

In accordance with the Administration Rule on the Settlement and Sale of and Payment in Foreign Exchange, which took effect on July 1, 1996, a foreign invested enterprise is allowed to process the settlement and sale of and payment in foreign exchange for capital account items after submitting valid commercial documents and getting approval from the SAFE. According to the Circular 13, which took effect on June 1, 2015, certain of the aforementioned approval rights of the SAFE are authorized to designated banks.

Pursuant to the Circular 19 which took effect on June 1, 2015, and the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Administrative Provisions on Capital Account Foreign Exchange Settlement which took effect on June 9, 2016, whose main business is investment, are allowed to make equity investment in PRC using the Renminbi funds converted from its registered capital. Meanwhile, the use of such Renminbi funds converted cannot be:

●	directly or indirectly used for the payment beyond the business scope of the enterprises or any payment prohibited by national laws and regulations;

●	unless otherwise provided by laws and regulations, directly or indirectly used or investment in securities or other financial products investment (except the bank capital-protection products);

●	granting loans to non-related enterprises unless permitted under the scope of business; or

●	for construction or purchase of real estate not for self-use, save for real estate enterprises.

In October 2019, the SAFE released the Notice on Further Promoting the Facilitation of Cross-border Trade and Investment, which, among others, cancelled the restrictions on the domestic equity investment by non-investment foreign-funded enterprises with their capital funds and non-investment foreign-funded enterprises are allowed to make domestic equity investment with their capital funds in accordance with the law on the premise that the existing special administrative measures (Negative List) for foreign investment access are not violated and the projects invested thereby in China are true and legitimate.

In addition, foreign invested enterprises are allowed to settle foreign exchange capitals on a discretionary basis; the foreign invested enterprises may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange bureau has confirmed monetary contribution rights and interests (or for which the bank has registered the account-crediting of monetary contribution). For the time being, foreign invested enterprises are allowed to settle 100% of their foreign exchange capitals on a discretionary basis. The SAFE may adjust the foregoing percentage as appropriate based on prevailing international balance of payments.

In accordance with the Circular 37 which took effect on July 4, 2014, a “special purpose vehicle” means an overseas enterprise directly established or indirectly controlled by a domestic resident (including domestic institutions and domestic individual residents) for the purpose of engaging in investment and financing with the domestic enterprise assets or interests he legally holds, or with the overseas assets or interests he legally holds. Domestic residents establishing or taking control of a special purpose vehicle abroad which makes round-trip investments in PRC are required to file foreign exchange registration with the local foreign exchange bureau.

According to the Circular of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment-related Foreign Exchange Administration Policies, the initial foreign exchange registration for establishing or taking control of a special purpose company by domestic residents can be filed with a designated bank, instead of the local foreign exchange bureau.

Pursuant to the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification (the “Circular 3”) which took effect on January 26, 2017, stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting profits. Moreover, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Laws and Regulations Relating to Overseas Direct Investment

The Administrative Measures for Overseas Investment Management was promulgated by the MOFCOM on September 6, 2014 and came into effect on October 6, 2014. As defined by the Measures for Overseas Investment Management, overseas investment means that the enterprises legally incorporated in the PRC own the non-financial enterprises or obtain the ownership, control and operation management rights of the existing non-financial enterprises in foreign countries through incorporation, merger and acquisition and other means. If the overseas investments involve sensitive countries and regions or sensitive industries, they shall be subject to the approval of competent authorities.

For other overseas investments, they shall be subject to filing administration. Local enterprises shall be filed with the provincial commercial administration authorities where they are located. The qualified enterprises will be put into record and granted with Overseas Investment Certificate for Enterprise by the relevant provincial commercial administration authorities.

On December 26, 2017, NDRC issued the Administrative Measures for the Overseas Investment of Enterprises, which took effect on March 1, 2018. Under the Measures, sensitive overseas investment projects carried out by PRC enterprises either directly or through overseas enterprises under their control shall be approved by NDRC, and non-sensitive overseas investment projects directly carried out by PRC enterprises shall be filed with NDRC or its local branch at provincial level. In the case of the large-amount non-sensitive overseas investment projects with the investment amount of USD$ 300 million or above carried out by PRC enterprises through the overseas enterprises under their control, such PRC enterprises shall, before the implementation of the projects, submit a report describing the details about such large-amount non-sensitive projects to NDRC. Where the PRC resident natural persons make overseas investments through overseas enterprises under their control, the Measures shall apply mutatis mutandis. Subsequently on January 31, 2018, NDRC issued the Catalogue of Sensitive Overseas Investment Industry (2018 Version) effective from March 1, 2018 under which enterprises shall be restricted from making overseas investments in certain industries including without limitation real estate and hotel.

Laws and Regulations Relating to Dividend Distribution

The principal law governing dividend distributions by our PRC Subsidiaries is the PRC Company Law, while the dividend distribution by wholly foreign-owned enterprises (“WFOE”) is further governed by Foreign Investment Law and its implementation regulations. According to the above laws and regulations, Chinese companies (including foreign-owned enterprises) may only pay dividends based on the accumulated profits calculated in accordance with PRC accounting principles.

In addition, in accordance with the PRC Company Law, when a company distributes their after-tax profits for a given year, they shall allocate 10% of after-tax its profits to their statutory common reserve. Companies shall no longer be required to make allocations to their statutory common reserve once the aggregate amount of such reserve exceeds 50% of their registered capital unless the provisions of laws regarding foreign investment otherwise provided. If a company’s statutory common reserve is insufficient to make up its losses of the previous years, such losses shall be made up from the profit for the current year prior to making allocations to the statutory common reserve pursuant to the preceding paragraph. Such reserved cash cannot be distributed as cash dividends.

Available Information

We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs (or if any of those discussed elsewhere in this Annual Report on Form 10-K occurs), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

We have material customer concentration, with a limited number of customers accounting for a material portion of our revenues for the years ended December 31, 2022 and 2021.

For the year ended December 31, 2022, our five largest customers in aggregate accounted for approximately 43.5% of our revenues, and our largest customer accounted for approximately 12.9% of our revenues. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers, or to predict the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. Further, we may not be able to maintain and solidify our relationships with these major customers on commercially reasonable terms, or at all. As such, any declines in revenues from our major customers could have an adverse effect on our business, results of operations and financial condition.

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

Due to the uncertain nature of the COVID-19 pandemic, it is impossible to reasonably estimate the financial impact brought by the outbreak and countermeasures of COVID-19 pandemic for the time being. While most of the restrictions on movement within China have been relaxed as of the date of this Annual Report, there is great uncertainty as to the future progress of the pandemic. Relaxation of restrictions on economic and social life may lead to new cases, which may lead to re-imposition of restrictions. Consequently, the COVID-19 pandemic may materially adversely affect our business, financial condition and results of operations in 2022. The extent to which this pandemic impacts our results of operations will depend on future developments which are highly uncertain and unpredictable, including new outbreaks of COVID-19, the severity of the virus infection, the effectiveness and availability of vaccines, and future actions we or the authorities may take in response to these developments.

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

We may qualify as a “foreign private issuer” on June 30, 2023, after which we will become exempt from certain rules under the Exchange Act that would otherwise apply if we were a domestic issuer, including:

●	the sections of the Exchange Act regulating the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act;

●	the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and

●	the rules under the Exchange Act requiring the filing with the SEC of Annual Reports on Form 10-Q containing unaudited financial and other specified information, or current reports on Form 8-K, upon the occurrence of specified significant events.

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

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of Golden Path require ordinary shares subject to redemption to be classified outside of permanent equity. Golden Path had previously classified a portion of its ordinary shares in permanent equity. Although Golden Path did not specify a maximum redemption threshold, its charter provides that currently, it would not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On January 18, 2022, Golden Path determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a resulted, on January 20, 2022, Golden Path filed Form 8-K to disclose non-reliance on previously issued financial statements. On the same day, Golden Path filed Form 8-K/A to restate its financial statement as of June 24, 2021 and Form 10-Q/A to restate its Annual Report ended June 30, 2021.

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

Since the closing of the Business Combination, we kept devoting significant effort and resources to the remediation and improvement of the weaknesses as aforementioned. As of the date of this Annual Report, we did not incur material costs related to the measures undertaken to address the two weaknesses. However, we may incur additional operating cost as we further proceed with such measures.

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

Our auditor is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor, Assentsure PAC, is headquartered in Singapore. Therefore, our auditor is subject to the Determination announced by the PCAOB on December 16, 2021. Moreover, the PCAOB currently has access to inspect the audit workpapers of our PRC subsidiaries or any PRC-based subsidiary. Notwithstanding the foregoing, in the future, if there is any regulatory change or steps taken by the PRC regulators that do not permit Assentsure PAC to provide audit documentation located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCA Act. However, in the event the PRC authorities would further strengthen regulations over auditing work of Chinese companies listed on the U.S. stock exchanges, which would prohibit our current auditor to perform work in China, then we would need to change our auditor and the audit workpapers prepared by our new auditor may not be inspected by the PCAOB without the approval of the PRC authorities, in which case the PCAOB may not be able to fully evaluate the audit or the auditors’ quality control procedures. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC, Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within three years, may result in the delisting of us in the future if the PCAOB is unable to inspect our accounting firm at such future time.

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

As of the date of this Annual Report, we have not been informed by any relevant Chinese government authorities that we are identified as or considered a “critical information infrastructure operator” or “data processing operator.” We are also not aware of any requirement that we should file for a cybersecurity review, nor have we received any inquiry, notice, warning, sanction in such respect or any regulatory objections to this offering. However, in anticipation of the strengthened implementation of cybersecurity laws and regulations, there can be no assurance that we will not be deemed as a critical information infrastructure operator or data processing operator under the Chinese cybersecurity laws and regulations in the future, or that the draft measures will not be further amended or other laws or regulations will not be promulgated to subject us to the cybersecurity review or other compliance requirements. In such case, we may face challenges in addressing such enhanced regulatory requirements.

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

We are an exempted company with limited liability, used as holding company, incorporated under the laws of the Cayman Islands and as such relies on dividends and other distributions on equity from our PRC subsidiaries, as paid to us through our Hong Kong subsidiaries, to satisfy part of our liquidity requirements. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, and Circular 81 issued by the State Administration of Taxation, such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise throughout the 12 months prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other requirements. Furthermore, under the Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties, which became effective in August 2015, the non-resident enterprises shall determine whether they are qualified for preferential tax treatment under the tax treaties and file relevant reports and materials with the tax authorities. There are also other conditions for benefiting from the reduced withholding tax rate according to other relevant tax rules and regulations. We cannot assure you that our determination regarding our Hong Kong subsidiaries’ qualification to benefit from the preferential tax treatment will not be challenged by the relevant PRC tax authority or that we will be able to complete the necessary filings with the relevant PRC tax authority and benefit from the preferential withholding tax rate of 5% under the Double Taxation Avoidance Arrangement with respect to dividends to be paid by our PRC subsidiaries to our Hong Kong subsidiaries.

Our PRC subsidiaries may face uncertainties relating to special preferential income tax rate in connection with PRC high and new technology enterprise and tax exempt status.

Three of our subsidiaries, Shanghai Mengyun Shenzhen Mengyun and Shenzhen Bowei have received the High and New Technology Enterprise Certification. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Shenzhen Bowei obtained the “high-tech enterprise” tax status in December 2021, which reduced its statutory income tax rate to 15% from December 2021 to December 2024. Under PRC laws, Shanghai Mengyun Shenzhen Mengyun and Shenzhen Bowei shall satisfy all the conditions stipulated under the Administrative Measures for Recognition of High and New Technology Enterprises and relevant guidance, including relevant financial, research and development thresholds, manufacturing and otherwise requirements during the three-year period. We cannot assure that Shanghai Mengyun Shenzhen Mengyun and Shenzhen Bowei may maintain the High and New Technology Enterprise Certification during the next three-year period and such preferential income tax treatment could be revoked if Shanghai Mengyun Shenzhen Mengyun and Shenzhen Bowei are deemed unqualified to receive such tax benefits. There is also no guarantee that Shanghai Mengyun Shenzhen Mengyun and Shenzhen Bowei will receive a new High and New Technology Enterprise Certification upon expiration of the three-year preferential treatment period. Accordingly, our financial condition and operation may be adversely affected due to such changes.

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

Moreover, the Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e., effective rate is 10%). On April 2, 2021, MOF and SAT further jointly issued Cai Shui 2021 No. 12, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 2.5%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 5%). For the years ended December 30, 2021 and 2022, Shenzhen Tianyuemeng and Shenzhen Yunao were eligible to employ this policy.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies. As a company with less than $1.235 billion in revenues for its last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting and permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Headquartered in Shanghai, China, we have offices in Shenzhen, Horgos, and Kashgar. As of December 31, 2022, we leased altogether approximately 2,218.82 square meters of office space in Shanghai, Shenzhen, Horgos, and Kashgar. We may add additional offices as we expand our business to other provinces and countries. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

Item 3. Legal Proceedings.

We are currently not a party to any material legal or administrative proceedings. We may in the future be involved in, legal proceedings, claims, inquiries, and investigations in the ordinary course of our business. Although the results of these proceedings, claims, inquiries, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, inquiries, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares, par value $0.0001 per share, and public warrants are currently listed on Nasdaq under the symbols “HOLO” and “HOLOW,” respectively. On March 13, 2023, the closing sale price of our ordinary shares was $2.11 per share and the closing sale price of our public warrants was $0.13 per warrant.

Holders of Record

Immediately after giving effect to the Business Combination, we had 50,812,035 ordinary shares issued and outstanding, and 6,020,500 warrants outstanding. As of March 13, 2023, there were approximately 19 holders of record of our ordinary shares and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of holders of our ordinary share and warrants may be greater than our record holders.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Securities Exchange Act of 1934, during the fourth quarter of our fiscal year ended December 31, 2022.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are one of the leading holographic digitalization technology service providers in China in terms of total revenue and the number of total intellectual property rights. As of December 31, 2022, we owned 2,218 works of copy right, which represents a significant market leading position as compared to our competitors in China. We are committed to providing leading holographic technology services to our customers worldwide. Our holographic technology services include high-precision holographic light detection and ranging (“LiDAR”) solutions, based on holographic technology, exclusive holographic LiDAR point cloud algorithms architecture design, breakthrough technical holographic imaging solutions, holographic LiDAR sensor chip design and holographic vehicle intelligent vision technology to service customers that provide reliable holographic advanced driver assistance systems (“ADAS”). We also provide holographic digital twin technology services for customers and have built a proprietary holographic digital twin technology resource library. Our holographic digital twin technology resource library captures shapes and objects in 3D holographic form by utilizing a combination of our holographic digital twin software, digital content, spatial data-driven data science, holographic digital cloud algorithm, and holographic 3D capture technology. Our holographic digital twin technology and resource library have the potential to become the new norm for the digital twin augmented physical world in the near future. We are also a distributer of holographic hardware and generates revenue through resale.

Business Combination

Golden Path Acquisition Corporation (“Golden Path”) was a former blank check company incorporated in Cayman Island on May 9, 2018. Golden Path was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. For additional detail regarding Golden Path’s initial public offering and related transactions, see Note 1 — “Nature of business and organization” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.

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

Pursuant to the Merger Agreement, MC would merge with Golden Path Merger Sub and survive the merger and continue as the surviving company and a wholly owned subsidiary of Golden Path and continue its business operations (the “Merger”, and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”).

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

Following the Closing, on September 19, 2022, the ordinary shares and public warrants outstanding upon the Closing began trading on the NASDAQ under the symbols “HOLO” and “HOLOW,” respectively. Immediately after giving effect to the Business Combination, MicroCloud had 50,812,035 ordinary shares issued and outstanding, and 6,020,500 warrants outstanding. Please refer to Note 1 — “Nature of business and organization” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.

Key Components of Results of Operations

Revenues

Effective January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), applying the modified retrospective method to all contracts that were not completed as of January 1, 2019. Results for the years ended December 31, 2021 and 2022 are presented under Topic 606. Based on the requirements of ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

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

	For the years ended December 31,
	2022		2021
	$	%	$	%
Operating revenues
Products	18,518,305	25.5	16,040,124	28.5
Services	53,994,530	74.5	40,244,193	71.5
Total operating revenues	72,512,835	100.0	56,284,317	100.0

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

	For the years ended December 31,
	2022		2021
	$	%	$	%
Cost of revenues
Products	15,334,302	39.0	12,920,058	75.8
Services	23,999,856	61.0	4,126,606	24.2
Total cost of revenues	39,334,158	100.0	17,046,664	100.0

Selling expenses

As of December 31, 2022, our selling expenses consist primarily of (i) compensation for selling personnel, (ii) travel expenses of our sales representatives, and (iii) advertising and promotion cost, etc. Our selling expenses as a percentage of revenues were 1.8% and 1.5% for the years ended December 31, 2022 and 2021, respectively.

General and administrative expenses

As of December 31, 2022, our general and administrative expenses consist primarily of (i) compensation for our management and administrative personnel, (ii) expenses in connection with our operation supporting functions such as legal, accounting, consulting and other professional service fees, and (iii) office rental, depreciation, and other administrative related expenses. Our general and administrative expenses as a percentage of revenues were 4.7% and 5.6% for the years ended December 31, 2022 and 2021, respectively.

Research and Development Expenses (“R&D expenses”)

Our research and development expenses include salaries and other compensation-related expenses to our research and product development personnel, outsourced subcontractors, as well as office rental, depreciation, and related expenses for our research and product development team. Our research and development expenses as a percentage of revenues were 67.9% and 40.5% for the years ended December 31, 2022 and 2021, respectively.

Change in Fair Value of Warrant Liabilities

We account for the outstanding warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F. We have determined that the Private Warrants do not meet the criteria for equity treatment and is recorded as liabilities. We classified the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each presented period. We determined that our Public Warrants qualify for equity treatment. Warrant liability is subject to re-measurement at each audited consolidated Balance Sheet until exercised, and any change in fair value is recognized in our audited consolidated Statements of Income. The Private Warrants are valued using a Black Scholes model.

Taxation

Cayman Islands

We are incorporated in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gain in the Cayman Islands. Additionally, no withholding tax will be required on payments of dividends by us to our shareholders.

Hong Kong

Quantum Edge HK Limited, our subsidiary incorporated in Hong Kong, is subject to a two-tiered income tax rate for taxable income earned in Hong Kong. The first HK$2 million of profits earned by a company is subject to be taxed at an income tax rate of 8.25%, while the remaining profits will continue to be taxed at the existing tax rate of 16.5%. No provision for Hong Kong profits tax has been made in the audited consolidated financial statements as it has no assessable profit for the year ended December 31, 2021 and 2022.

PRC

The subsidiaries incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision for operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemptions may be granted on a case-by-case basis. EIT grants preferential tax treatment to certain High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Shenzhen Bowei obtained the “high-tech enterprise” tax status in December 2021, which reduced its statutory income tax rate to 15% from December 2021 to December 2024.

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

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e., effective rate is 10%). On April 2, 2021, MOF and SAT further jointly issued Cai Shui 2021 No. 12, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 2.5%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 5%). For the years ended December 30, 2021 and 2022, Shenzhen Tianyuemeng and Shenzhen Yunao were eligible to employ this policy.

Tax savings for those entities in Xinjiang province including Horgos Weiyi, Horgos Youshi, Horgos Bowei, Kashgar Youshi and Horgos Tianyuemeng and for those entities eligible for small enterprises including Shenzhen Tianyuemeng and Shenzhen Yunao and HNTEs including Shanghai Mengyun, Shenzhen Mengyun and Shenzhen Bowei for the years ended December 31, 2022 and 2021 amounted to $186,403 and $431,109, respectively. Our PRC subsidiaries are subject to value added tax, or VAT, at a rate of 6% on services and 13% on goods in China. We are also subject to surcharges on VAT payments in accordance with PRC laws.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the audited consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of principal accounting policies” of our audited consolidated financial statements included under Item 8 of Part II in this Annual Report, certain accounting policies are deemed “critical,” as they require our management’s highest degree of judgment, estimates and assumptions. While our management believes our judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Principles of consolidation

The audited consolidated financial statements include the financial statements of MicroCloud and its subsidiaries. All significant intercompany transactions and balances between MicroCloud and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which MicroCloud, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates and assumptions

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our audited consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, revenue recognition, inventory reserve, purchase price allocation for business combination, uncertain tax position, and deferred taxes. Actual results could differ from these estimates.

We account for our outstanding Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F. Management has determined that under the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. Management has further determined that its Public Warrants qualify for equity treatment. Warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants are valued using a Black Scholes model.

Foreign currency translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates on the date of the balance sheet. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company and its subsidiaries is U.S. dollars (“US$”) and the consolidated financial statements have been expressed in US$. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted.

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries and former VIEs are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	As of December 31,
	2022	2021
Balance sheet items, except for equity accounts	6.8972	6.3721

	For the Years Ended December 31,
	2022	2021
Items in the statements of income and comprehensive income, and statements of cash flows	6.7290	6.3721

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the years ended December 31, 2022 and 2021, no impairment of long-lived assets was recognized.

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. For the years ended of December 31, 2022 and 2021, the Company made $237,777 and nil impairment for investments in unconsolidated entities, respectively.

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

Financial instruments included in current assets and current liabilities are reported in the audited consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Noncontrolling Interests

Our noncontrolling interests represent the minority shareholders’ ownership interests related to our subsidiaries, including 44% for Ocean HK and its subsidiaries. The noncontrolling interests are presented in the consolidated balance sheets separately from equity attributable to our shareholders. Noncontrolling interests in the results of us are presented on the consolidated statement of income as allocations of the total income or loss for the year ended December 31, 2022 between noncontrolling interest holders and our shareholders.

Common Stock Warrants

We account for common stock warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement. See Item 8 of Part II “Financial statements—Note 20—Warrant liabilities”.

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

b. Holographic Technology Intelligence Vision software and Technology Development Service

We generate revenue by developing ADAS software and technology, which are generally on a fixed-priced basis. We have no alternative use for the customized software and we have an enforceable right to payment for performance completed to date. Revenues from ADAS software development contracts are recognized over time during the contract period based on our measurement of progress towards completion using input method, which is usually measured by comparing labor hours expended to date to total estimated labor hours needed to satisfy the performance obligation. As of December 31, 2022 and 2021, our aggregate amount of transaction price allocated to unsatisfied performance obligation is $384,489 and $67,535. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. We have a long history of developing various ADAS software resulting in its ability to reasonably estimate the progress toward completion on each fixed price customized contracts.

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

Our disaggregate revenue streams are summarized and disclosed in “Note 22—Segments” of our audited consolidated financial statements included under Item 8 of Part II in this Annual Report.

Operating leases

Effective January 1, 2022, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840. We elected to apply practical expedients permitted under the transition method that allow them to use the beginning of the period of adoption as the date of initial application, to not recognize lease assets and lease liabilities for leases with a term of twelve months or less, to not separate non-lease components from lease components, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. We used modified retrospective method.

Under the new lease standard, we determine if an arrangement is or contains a lease at inception. Right-of-use assets and liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease terms. We consider only payments that are fixed and determinable at the time of lease commencement.

At the commencement date, the lease liability is recognized at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred. All right-of-use assets are reviewed for impairment annually. There is no impairment for right-of-use lease assets as of December 31, 2022 and 2021.

Upon adoption, we recognized ROU assets of $0.9 million and total lease liabilities (including current and non-current) of $0.9 million for operating leases, based on the present value of the remaining minimum rental payments under existing operating leases. The impact of adopting ASC 842 on our opening retained earnings, current year net income and current year cash flow was insignificant.

As of December 31, 2022, we recognized operating lease ROU assets of $0.6 million and total lease liabilities of $0.6 million, including current portion of $0.2 million for operating leases.

Valuation allowance of deferred tax assets

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, we consider possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the audited consolidated financial statements and notes included elsewhere in this Annual Report. The following table sets forth our audited consolidated results of operations data and as percentages of total operating revenues for the periods presented:

	For the years ended December 31,
	2022	2021
OPERATING REVENUES
Products	$18,518,305	16,040,124
Services	53,994,530	40,244,193
Total Operating Revenues	72,512,835	56,284,317

COST OF REVENUES
Products	(15,334,302)	(12,920,058)
Services	(23,999,856)	(4,126,606)
Total Cost of Revenues	(39,334,158)	(17,046,664)

GROSS PROFIT	33,178,677	39,237,653

OPERATING EXPENSES
Provision for doubtful accounts	(442,335)	(80,875)
Selling expenses	(1,311,399)	(825,055)
General and administrative expenses	(3,408,608)	(3,147,858)
Research and development expenses	(49,230,916)	(22,809,775)
Total operating expenses	(54,393,258)	(26,863,563)

(LOSS)/INCOME FROM OPERATION	(21,214,581)	12,374,090

CHANGE IN FAIR VALUE OF WARRANT LIABILITY	656,164	-

OTHER INCOME/(EXPENSE)
Finance income, net	248,043	98,366
Impairment loss for unconsolidated entities	(237,777)	-
Other income, net	146,154	152,843
Total other income, net	156,420	251,209

(LOSS)/INCOME BEFORE INCOME TAXES	(20,401,997)	12,625,299
BENEFIT FOR INCOME TAX	122,773	124,732

NET (LOSS)/INCOME	$(20,279,224)	12,750,031

Fiscal Year Ended December 31, 2022 compared to Fiscal Year Ended December 31, 2021

Operating Revenues. Our total operating revenues increased by approximately 28.8% from $56.3 million for the year ended December 31, 2021 to $72.5 million for the year ended December 31, 2022. The products revenues increased by approximately 15.4% from $16.0 million for the year ended December 31, 2021 to $18.5 million for the year ended December 31, 2022, primarily due to the demands increased from our customers on the holographic solutions and our successful business development in 2022. The services revenues increased by approximately 34.2% from $40.2 million for the year ended December 31, 2021 to $54.0 million for the year ended December 31, 2022, primarily due to the business development on the advertising and promotion services in 2022.

Cost of Revenue. Our cost of revenue increased by approximately 130.7% from $17.0 million for the year ended December 31, 2021 to $39.3 million for the year ended December 31, 2022. The cost of products sales increased by approximately 18.7% from $12.9 million for the year ended December 31, 2021 to $15.3 million for the year ended December 31, 2022. The cost of services increased by approximately 481.6% from $4.1 million for the year ended December 31, 2021 to $24.0 million for the year ended December 31, 2022, primarily due to our significant increased service cost paid to our outsourcing suppliers and content providers as a result of the demand increased from our customers for the advertising and promotion services developed in 2022.

Gross Profit and Gross Margin. As a result of the factors set out above, our gross profit decreased by approximately 15.4% from $39.2 million for the year ended December 31, 2021 to $33.2 million for the year ended December 31, 2022. Our gross margin decreased from 69.7% for the year ended December 31, 2021 to 45.8% for the year ended December 31, 2022 as the increase of our outsourcing costs exceeded the increase in revenues on our advertising and promotion business.

Provision for doubtful accounts. Our provision for doubtful accounts increased by approximately 446.9% from $0.1 million for the year ended December 31, 2021 to $0.4 million for the year ended December 31, 2022, primarily due to the allowance accrued in 2022 based on management’s best estimates of specific losses on individual customer exposures.

Selling Expenses. Our selling and marketing expenses increased by approximately 58.9% from $0.8 million for the year ended December 31, 2021 to $1.3 million for the year ended December 31, 2022. This increase was primarily due to the increase of sales and marketing activities for our business development in 2022.

General and Administrative Expenses. Our general and administrative expenses increased by approximately 8.3% from $3.1 million for the year ended December 31, 2021 to $3.4 million for the year ended December 31, 2022. This increase was primarily due to the increasing costs for supporting our expanding business in 2022.

Research and Development Expenses. Our research and development expenses increased by approximately 115.8% from $22.8 million for the year ended December 31, 2021 to $49.2 million for the year ended December 31, 2022. The increase was primarily due to the continued research and development activities focused on enhancing our holographic LiDAR technology, holographic algorithm architecture, holographic digital twin technology and image processing technology, intelligent hardware technology, and holographic intelligent vision technology to create novel service and product offerings in 2022.

Income/(loss) from Operations. As a result of the factors set out above, we had approximately $21.1 million operating loss for the year ended December 31, 2022 and $12.4 million operating income for the year ended December 31, 2021.

Change in Fair Value of Warrant Liability. We recorded change in fair value of warrant liability of $0.7 million and nil for the years ended December 31, 2022 and 2021, respectively. We classified the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each presented period. Warrant liability is subject to re-measurement at each audited consolidated Balance Sheet until exercised, and any change in fair value is recognized in our audited consolidated Statements of Income. The Private Warrants are valued using a Black Scholes model.

Interest Income, net. We had net interest income of approximately $0.2 million and $0.1 million which consisted primarily of interest earned from our cash and cash equivalents for the year ended December 31, 2022 and 2021, respectively.

Impairment loss for unconsolidated entities. We recorded impairment loss for unconsolidated entities of $0.2 million and nil for the years ended December 31, 2022 and 2021, respectively.

Other Income/(loss), net. We recorded net other income of approximately $0.1 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively. Other income was mainly attributable to government subsidies in the form of cash and taxation award during COVID-19 pandemic period. However, government subsidies in the form of cash and taxation award are discretionary in nature and we do not believe that the increase in government subsidies during the referenced period is reflective of a known trend.

Benefit for Income Tax. Our income tax benefit was approximately $0.1 million and $0.1 million for the year ended December 31, 2022 and 2021, respectively, primarily due to the decrease of taxable income generated from operations in our subsidiaries in PRC for the year ended December 31, 2022 compared with for the year ended December 31, 2021.

Net Income. As a result of the foregoing, we had net loss of approximately $20.3 million and net income of $12.8 million for the year ended December 31, 2022 and 2021, respectively.

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. We are still evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for us for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard does not have material impact on our consolidated financial statements and related disclosures.

Except as mentioned above, we do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Cash flow from operations, advance from shareholders, and proceeds from third party loan have been utilized to finance our working capital requirements. As of December 31, 2022, we had cash of $21.9 million. Our working capital was approximately $23.0 million as of December 31, 2022. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

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

To date, we have been funded primarily by cash flow generated from operations, interest-free advances by from our shareholders prior to the closing of the Business Combination, and the net proceeds we received through the Business Combination. Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

The following table sets forth a summary of our cash flows for the periods presented:

	For the years end December 31,
	2022	2021
Net cash (used in)/provided by operating activities	$(20,011,706)	16,163,402
Net cash provided by/(used in) investing activities	1,710,139	(13,197,753)
Net cash provided by/(used in) financing activities	33,271,309	(204,237)
Effect of exchange rate on cash and cash equivalents	(593,338)	(42,590)
Change in cash and cash equivalents	14,376,404	2,718,822
Cash and cash equivalents, at the beginning of the period	7,533,934	4,815,112
Cash and cash equivalents, at the end of the period	$21,910,338	7,533,934

Operating Activities

Historically, we have financed our operations primarily through cash generated from operations and borrowings from banks. We currently anticipate that we will be able to meet our needs to fund operations in the next twelve months with operating cash flow and existing cash balances.

We recorded net cash used in operating activities of $20.0 million for the year ended December 31, 2022. The difference between our net loss of $20.3 million and the net cash used in operating activities was primarily due to (i) an adjustment of $1.1 million in non-cash items, which mainly consisted of depreciation and amortization of $1.3 million, provision for doubtful accounts of $0.4 million, deferred tax benefits of $0.1 million and change in fair value of warrant liabilities of $0.7 million, (ii) an increase of accounts receivable of $2.2 million, and (iii) an increase of prepayments and other current assets of $0.8 million, and was partially offset by an increase of accounts payable of $2.1 million and advances from customers of $0.4 million.

Net cash provided by operating activities for the year ended December 31, 2021 was $16.2 million. The difference between our net income of $12.8 million and the net cash generated from operating activities was primarily due to (i) an adjustment of $1.0 million in non-cash items, which mainly consisted of depreciation and amortization of $1.0 million, (ii) a decrease of accounts receivable of $1.8 million and a decrease of prepayment and other current assets of $0.7 million, (iii) a decrease of inventory of $0.4 million, and was partially offset by a decrease of accounts payable of $0.9 million.

Investing Activities

Net cash provided by investing activities was $1.7 million for the year ended December 31, 2022, primarily due to the loan repayment from third parties of $3.5 million, partially offset by the loan proceeds to third parties of $1.5 million and purchase of property and equipment of $0.3 million.

Net cash used in investing activities was $13.2 million for the year ended December 31, 2021, primarily due to (i) payments to related parties for the business acquisition of $7.8 million, (ii) loan proceeds to third parties of $14.2 million, partially offset by loan repayment from third parties of $9.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $33.3 million, primarily due to an increase in the proceeds from capital contribution in reverse capitalization of $33.2 million.

Net cash used in financing activities for the year ended December 31, 2021 was $0.2 million, primarily due to the repayments to related parties of $1.7 million offset by the repayments from related parties of $1.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

MICROCLOUD HOLOGRAM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of MicroCloud Hologram Inc. (formerly known as Golden Path Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroCloud Hologram Inc. (formerly known as Golden Path Acquisition Corporation) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AssentSure PAC Assentsure PAC (id# 6783)
We have served as the Company’s auditor since 2022.
Singapore
March 14, 2023

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,910,338	$7,533,934
Accounts receivable, net	11,650,012	10,711,765
Prepayments and other current assets	894,479	98,063
Due from related parties	8,740	3,139
Loan receivable	-	2,091,844
Inventories, net	254,879	302,178
Total current assets	34,718,448	20,740,923

NON-CURRENT ASSETS
Property and equipment, net	238,920	46,177
Prepayment and deposits, net	60,460	70,572
Intangible assets, net	2,229,386	3,414,222
Investments in unconsolidated entities	-	251,095
Right-of-use assets, net	589,301	-
Goodwill	3,067,317	3,320,082
Total non-current assets	6,185,384	7,102,148
Total assets	$40,903,832	$27,843,071

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,874,369	$7,378,490
Advance from customers	493,539	134,761
Other payables and accrued liabilities	1,964,501	1,549,492
Due to related parties	50,745	334,985
Operating lease liabilities - current	231,483	-
Loan payable	59,444	-
Taxes payable	87,319	509,924
Total current liabilities	11,761,400	9,907,652

NON-CURRENT LIABILITIES
Operating lease liabilities - noncurrent	373,298	-
Deferred tax liabilities	160,430	311,827
Warrant liabilities	61,709	-
Total other liabilities	595,437	311,827
Total liabilities	12,356,837	10,219,479

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Ordinary shares, $0.0001 par value	5,081	13,511
Additional paid-in capital	36,701,010	4,693,914
(Accumulated deficit)/Retained earnings	(9,119,628)	11,584,829
Statutory reserves	1,722,262	1,340,421
Accumulated other comprehensive loss	(805,112)	(9,073)
Total MICROCLOUD HOLOGRAM INC. shareholders’ equity	28,503,613	17,623,602
Non-controlling interest	43,382	(10)
Total Equity	28,546,995	17,623,592
Total liabilities and shareholders’ equity	$40,903,832	$27,843,071

The accompanying notes are an integral part of these consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2022	2021
OPERATING REVENUES
Products	$18,518,305	$16,040,124
Services	53,994,530	40,244,193
Total Operating Revenues	72,512,835	56,284,317

COST OF REVENUES
Products	(15,334,302)	(12,920,058)
Services	(23,999,856)	(4,126,606)
Total Cost of Revenues	(39,334,158)	(17,046,664)

GROSS PROFIT	33,178,677	39,237,653

OPERATING EXPENSES
Provision for doubtful accounts	(442,335)	(80,875)
Selling expenses	(1,311,399)	(825,055)
General and administrative expenses	(3,408,608)	(3,147,858)
Research and development expenses	(49,230,916)	(22,809,775)
Total operating expenses	(54,393,258)	(26,863,563)

(LOSS)/INCOME FROM OPERATIONS	(21,214,581)	12,374,090

CHANGE IN FAIR VALUE OF WARRANT LIABILITY	656,164	-

OTHER INCOME/(EXPENSE)
Finance income, net	248,043	98,366
Impairment loss for unconsolidated entities	(237,777)	-
Other income, net	146,154	152,843
Total other income, net	156,420	251,209

(LOSS)/PROFIT BEFORE INCOME TAXES	(20,401,997)	12,625,299
BENEFIT FOR INCOME TAX	122,773	124,732

NET (LOSS)/INCOME	$(20,279,224)	$12,750,031
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	43,392	(10)
NET (LOSS)/INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	$(20,322,616)	$12,750,041

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	147,929	(5,025)

COMPREHENSIVE (LOSS)/INCOME	$(20,131,295)	$12,745,006
LESS: COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	43,392	(10)
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	$(20,174,687)	$12,745,016

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Weighted average number of ordinary shares outstanding-Basic and diluted	20,071,595	132,000,000

EARNINGS PER SHARE ATTRIBUTABLE TO MC HOLOGRAM INC. ORDINARY SHAREHOLDERS
(Loss)/Earnings per ordinary share - Basic and diluted	$(1.01)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Ordinary shares		Additional	Retained earnings		other	Non-
		Par	paid-in	Statutory		comprehensive	controlling
	Shares	value	capital	reserves	Unrestricted	(loss)	Interest	Total
Balance as of January 1, 2021	132,000,000	$13,511	$4,693,914	$910,636	$(735,427)	$(4,048)	$-	$4,878,586
Net income/(loss)	-	-	-	-	12,750,041	-	(10)	12,750,031
Statutory reserves	-	-	-	429,785	(429,785)	-	-	-
Foreign currency translation	-	-	-	-	-	(5,025)	-	(5,025)
Balance as of December 31, 2021	132,000,000	13,511	4,693,914	1,340,421	11,584,829	(9,073)	(10)	17,623,592
Net (loss)/income	-	-	-	-	(20,322,616)	-	43,392	(20,279,224)
Statutory reserves	-	-	-	381,841	(381,841)	-	-	-
Cancellation of the outstanding shares in MC held by former MC shareholders	(132,000,000)	(13,511)	-	-	-	-	-	(13,511)
Initial common shares of Golden Path	1,708,000	171	-	-	-	-	-	171
Initial common shares of Golden Path subject to possible redemption	5,750,000	575	-	-	-	-	-	575
Shares converted from rights	602,050	60	-	-	-	-	-	60
Issuance of common stock to Finder	380,000	38	-	-	-	-	-	38
Issuance of common stock as consideration of business combination	44,554,455	4,455	32,007,096	-	-	-	-	32,011,551
Redemption of common stock	(2,182,470)	(218)	-	-	-	-	-	(218)
Foreign currency translation	-	-	-	-	-	(796,039)	-	(796,039)
Balance as of December 31, 2022	50,812,035	$5,081	$36,701,010	$1,722,262	$(9,119,628)	$(805,112)	$43,382	$28,546,995

The accompanying notes are an integral part of these consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(20,279,224)	$12,750,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,017,125	1,047,427
Amortization of operating lease right-of-use assets	236,154	-
Provision for doubtful accounts	442,335	80,875
Deferred tax benefits	(130,848)	(132,130)
Provision for inventory reserve	-	13,818
Interest income	-	(98,249)
Impairment loss for unconsolidated entities	237,777	-
Loss on disposal fixed assets	488	57,381
Change in fair value of warrant liabilities	(656,164)	-
Change in operating assets and liabilities:
Accounts receivable	(2,239,932)	1,801,544
Prepayment and other current assets	(823,976)	678,662
Inventories	24,901	448,062
Prepayments and deposits	4,858	27,832
Accounts payable	2,109,052	(943,581)
Operating lease liabilities	(220,287)	-
Advance from customers	378,262	(109,613)
Other payables and accrued liabilities	281,149	324,305
Taxes payable	(393,376)	217,038
Net cash (used in)/provided by operating activities	(20,011,706)	16,163,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition payable - related parties	-	(7,846,707)
Loan to third parties	(1,536,561)	(14,166,273)
Loan repayment from third parties	3,517,456	9,087,520
Purchases of property and equipment	(270,756)	(21,292)
Cash received on fixed assets disposal	-	94
Investments in unconsolidated entities	-	(251,095)
Net cash provided by/(used in) investing activities	1,710,139	(13,197,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts advanced from related parties	-	283,436
Amounts advanced to related parties	(5,986)	-
Repayments from related parties	-	1,365,811
Repayments to related parties	(55)	(1,670,263)
Repayments of third-party loan	(13,375)	(183,221)
Cash received from recapitalization	33,216,420	-
Proceeds of third-party loan	74,305	-
Net cash provided by/(used in) financing activities	33,271,309	(204,237)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(593,338)	(42,590)

CHANGE IN CASH AND CASH EQUIVALENTS	14,376,404	2,718,822
CASH AND CASH EQUIVALENTS, beginning of period	7,533,934	4,815,112
CASH AND CASH EQUIVALENTS, end of period	$21,910,338	$7,533,934

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$609	$11,306
Cash paid for interest expense	$5,522	$3,166

NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease liabilities	$840,185	$-

The accompanying notes are an integral part of these consolidated financial statements.

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of business and organization

MicroCloud Hologram Inc. (formerly known as Golden Path Acquisition Corporation) (“Golden Path” or “the Company”), a Cayman Islands exempted company, is a leading holographic digitalization technology service provider in China, which is committed to providing first-class holographic technology services to the customers worldwide.

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

As of December 31, 2022, there are twenty-one subsidiaries under the consolidation of the Shanghai Mengyun.

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

On July 31, 2022, Shenzhen Haiyun acquired Beijing Weixiaohai Technology Co., Ltd. (“Beijing Weixiaohai”), which engaged in advertising service. On October 1, 2022, Shenzhen Haiyun transferred Beijing Weixiaohai to a third party for RMB 1 (USD 0.14).

The Company’s main recognized revenue producing assets includes patented holographic software and technology, and customer relationship. The unrecognized revenue producing assets include digital product copyright and licensing.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities as of December 31, 2022:

Name	Background		Ownership
Quantum Edge HK Limited (“Mengyun HK”)	-	A Hong Kong company	100% owned by MC
	-	Formed on November 25, 2020
	-	Registered capital of HK 10,000 (USD 1,290)
	-	A holding company

Beijing Xihuiyun Technology Co., Ltd (“Beijing Xihuiyun”)	-	PRC limited liability company	100% owned by Mengyun HK
	-	Formed on May 11, 2021
	-	Registered capital of RMB 207,048,000 (USD 30,000,000)
	-	A holding company

Shanghai Mengyun Holographic Technology Co., Ltd. (“Shanghai Mengyun”)	-	A PRC limited liability company	81.63% owned by Beijing Xihuiyun and 18.37% owned by Mengyun HK
	-	Formed on March 24, 2016
	-	Registered capital of RMB 27,000,000 (USD 4,316,665)
	-	Primarily engages in holographic integrated solutions.

Name	Background		Ownership
Shenzhen Mengyun Holographic Technology Co., Ltd. (“Shenzhen Mengyun”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on March 15, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic integrated solutions.

Shenzhen Qianhai Youshi Technology Co., Ltd. (“Qianhai Youshi”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on August 14, 2014
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Mcloudvr Software Network Technology Co., Limited (“Mcloudvr Software”)	-	A Seychelles Islands company	100% owned by Shanghai Mengyun
	-	Formed on February 25, 2016
	-	Registered capital of USD 50,000 (No operation and dissolved in May 2019)

Shenzhen Yijia Network Technology Co., Ltd. (“Yijia Network”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on September 25, 2008
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Horgos Youshi Network Technology Co., Ltd. (“Horgos Youshi”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on November 2, 2020
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Horgos Weiyi Software Technology Co., Ltd. (“Horgos Weiyi”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on September 6, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic integrated solutions.

Shenzhen BroadVision Technology Co., Ltd. (“Shenzhen Bowei”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on April 12, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic PCBA solutions.

Mcloudvr Software Network Technology HK Co., Limited (“Mcloudvr HK”)	-	A Hong Kong company	100% owned by Shenzhen Mengyun
	-	Formed on February 2, 2016
	-	Registered capital of HKD 100,000 (USD 12,882)
	-	Primarily engages in holographic integrated solutions.

Name	Background		Ownership
Shenzhen Tianyuemeng Technology Co., Ltd. (“Shenzhen Tianyuemeng”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on January 6, 2014
	-	Registered capital of RMB 20,000,000 (USD 3,076,922)
	-	Primarily engages in holographic advertising services.

Shenzhen Yunao Hongxiang Technology Co., Ltd. (“Shenzhen Yunao”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on December 3, 2021
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Broadvision Intelligence (Hong Kong), Ltd. (“Broadvision HK”)	-	A Hong Kong company	100% owned by Shenzhen Bowei
	-	Formed on November 5, 2020
	-	Registered capital of HKD 10,000 (USD 1,288)
	-	No operation

Horgos BroadVision Technology Co., Ltd. (“Horgos Bowei”)	-	A PRC limited liability company	100% owned by Shenzhen Bowei
	-	Formed on November 4, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in holographic PCBA solutions.

Horgos Tianyuemeng Technology Co., Ltd. (“Horgos Tianyuemeng”)	-	A PRC limited liability company	100% owned by Shenzhen Tianyuemeng
	-	Formed on October 23, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in SDK software services.

Horgos Tianyuemeng Technology Co., Ltd.-Shenzhen Branch (“Horgos Tianyuemeng-SZ”)	-	A PRC limited liability company	100% owned by Horgos Tianyuemeng
	-	Formed on March 19, 2021
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	No operation
	-	Dissolved on December 10, 2021

Shanghai Mengyun Quanyou Vision Technology Co., Ltd (“Shanghai Quanyou”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on June 24, 2021
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	No operation
	-	Dissolved on September 1, 2021

Ocean Cloud Technology Co., Limited. (“Ocean HK”)	-	A Hong Kong company	56% owned by Mcloudvr HK
	-	Formed on November 4, 2021
	-	Registered capital of HKD 10,000 (USD 1,288)
	-	No operation

Name	Background		Ownership
Shenzhen Haiyun Xinsheng Technology Co., Ltd. (“Shenzhen Haiyun”)	-	A PRC limited liability company	100% owned by Ocean HK
	-	Formed on December 3, 2021
	-	Registered capital of RMB 50,000,000 (USD 7,846,707)
	-	No operation

Shenzhen Tata Mutual Entertainment Information Technology Co., Ltd. (“Shenzhen Tata”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on January 16, 2020
	-	Sold on June 30, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)

Shenzhen Youmi Technology Co., Ltd. (“Shenzhen Youmi”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on March 17, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion and advertising service

Shenzhen Yushian Technology Co., Ltd. (“Shenzhen Yushi”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on February 18, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Horgos Tata Mutual Entertainment Information Technology Co., Ltd. (“Horgos Tata”)	-	A PRC limited liability company	100% owned by Shenzhen Tata
	-	Formed on March 22, 2022
	-	Sold on June 30, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion service

Horgos Youmi Technology Co., Ltd. (“Horgos Youmi”)	-	A PRC limited liability company	100% owned by Shenzhen Youmi
	-	Formed on January 29, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Horgos Yushian Technology Co., Ltd. (“Horgos Yushi”)	-	A PRC limited liability company	100% owned by Shenzhen Yushi
	-	Formed on March 24, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Kashgar Youshi Information Technology Co., Ltd. (“Kashgar Youshi”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on May 5, 2016
	-	Registered capital of RMB 5,000,000 (USD 769,230)
	-	Primarily engages in holographic content sales and SDK software services.

Beijing Weixiaohai Technology Co., Ltd. (“Beijing Weixiaohai”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on April 17, 2019
	-	Registered capital of RMB 8,000,000 (USD 1,124,622)
	-	Primarily engages in Advertising service.

Reverse Recapitalization with Golden Path Acquisition Corporation

On September 16, 2022, in accordance with the Business Combination and Merger Agreement dated September 10, 2021 (as amended on August 5, 2022 and August 10, 2022, the “Merger Agreement”), by and among Golden Path, Golden Path Merger Sub Corporation (“Golden Path Merger Sub”), the closing of the Business Combination (the “Closing”) occurred, pursuant to which Golden Path issued 44,554,455 ordinary shares to MC shareholders. Prior to the Transaction Close, the holders of Golden Path ordinary shares had the right to redeem all or a portion of their Golden Path ordinary shares calculated in accordance with Golden Path’s governing documents. At the Closing, each of Golden Path’s public units separated into its components consisting of one ordinary share, one warrant and one right, as a result, the units no longer trade as a separate security. As a result of the closing of the Business Combination, after reflecting the actual redemption of 2,182,470 shares by Golden Path shareholders, MC owns approximately 87.68% of the outstanding Golden Path ordinary shares, the former shareholders of Golden Path owns approximately 11.57% of the outstanding Golden Path ordinary shares, and Peace Asset Management, a private held entity who facilitated the business combination, owns approximately 0.75 % as of December 31, 2022 (not giving effect to any shares issuable to them upon the exercise of any Golden Path warrants). Immediately after giving effect to the Business Combination, MicroCloud has 50,812,035 ordinary shares issued and outstanding, and 6,020,500 warrants outstanding. The proceeds received from the Reverse Recapitalization is $33.2 million, net of certain transaction costs.

As a result of the consummation of the Business Combination, MC is now a wholly owned subsidiary of the Company, which has changed its name to MicroCloud Hologram Inc.

Following the Closing, on September 19, 2022, the ordinary shares and public warrants outstanding upon the Closing began trading on the NASDAQ Stock Exchange (the “NASDAQ”) under the symbols “HOLO” and “HOLOW,” respectively.

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“GAAP”) because the primary assets of Golden Path would be nominal following the close of the Merger. Under this method of accounting, Golden Path was treated as the “acquired” company for financial reporting purposes and MC was determined to be the accounting acquirer based on the terms of the Merger and other factors including: (i) MC’s stockholders have a majority of the voting power of the combined company, (ii) MC comprises a majority of the governing body of the combined company, and MC’s senior management comprises all of the senior management of the combined company, and (iii) MC comprises all of the ongoing operations of the combined entity. Accordingly, for accounting purposes, this transaction was treated as the equivalent of the Company issuing shares for the net assets of Golden Path, accompanied by a recapitalization. The shares and net loss per common share, prior to the Reverse Recapitalization, have been retroactively restated as shares reflecting the Exchange Ratio established in the Reverse Recapitalization (1 Golden Path shares for 1 the Company share). The net assets of Golden Path were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of MC.

Note 2 — Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from operations, advance from shareholders, and proceeds from third party loan have been utilized to finance the working capital requirements of the Company. As of December 31, 2022, the Company had cash of USD 21.9 million. The Company’s working capital was approximately USD 23.0 million as of December 31, 2022. The Company believes its revenues and operations will continue to grow and the current working capital is sufficient to support its operations and debt obligations as they become due one year through report date.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment and intangible assets, impairment of long-lived assets and goodwill, allowance for doubtful accounts, revenue recognition, inventory reserve, purchase price allocation for business combination, uncertain tax position, and deferred taxes. Actual results could differ from these estimates.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange in place at the balance sheet date. Transactions in currencies other than the functional currency during the year are converted into the functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the consolidated statement of operations.

In the consolidated financial statements, the financial information of the Company and other entities located outside of the PRC has been translated into RMB. Assets and liabilities of the Company translated from their respective functional currencies to the reporting currency at the exchange rates at the balance sheet dates, equity accounts are translated at historical exchange rates and revenues and expenses are translated at the average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustment are recorded in other comprehensive income (loss).

The balance sheet amounts, with the exception of shareholders’ equity for MC, Mengyun HK and Mcloudvr HK at December 31, 2022 and 2021 were translated at RMB 1.00 to USD 0.1450 and to USD 0.1569, respectively. The average translation rates applied to statement of income accounts for the years ended December 31, 2022 and 2021 were RMB 1.00 to USD 0.1486, and USD 0.1569, respectively. The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of six months or less, which are unrestricted as to withdrawal and use. Cash and cash equivalents also consist of funds earned from the Company’s operating revenues which were held at third party platform fund accounts which are unrestricted as to immediate use or withdrawal. The Company maintains most of its bank accounts in the PRC.

Accounts receivable, net

Accounts receivables include trade accounts due from customers. Accounts are considered overdue after 90 days. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and provides an allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of December 31, 2022 and 2021, the Company has $705,060 and $296,051 of allowance for doubtful accounts for accounts receivable, respectively.

Inventories, net

Inventories are comprised of raw material and finish goods are stated at the lower of cost or net realizable value using the weighted average method. Cost of finished goods comprise direct material and outsourced assembling costs. Management reviews inventories for obsolescence and cost in excess of net realizable value periodically when appropriate and records a reserve against the inventory when the carrying value exceeds net realizable value. As of December 31, 2022 and 2021, the Company has an allowance of $25,584 and $27,692, respectively.

Prepayments, other current assets and deposits, net

Prepayments and other current assets are mainly payments made to vendors or service providers for purchasing goods or services that have not been received or provided, deposits for rent and utilities and employee advances. This amount is refundable and bears no interest. Prepayment and deposit are classified as either current or non-current based on the terms of the respective agreements. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2022 and 2021, the Company made $478 and $518 allowance for noncurrent prepayments and deposits, respectively.

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

Loans receivable

Loans receivable consists of two loans to third parties, which is carried at cost and includes unpaid principal and interest balances. The Company maintains an allowance for loan losses based on management’s estimate of credit losses inherent in the Company’s loans receivable. As of December 31, 2022, all the loan balance and related accrued interest was fully received. There was no allowance necessary as of December 31, 2022 and 2021.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the years ended December 31, 2022 and 2021, no impairment of long-lived assets was recognized.

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

An impairment charge is recorded if the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than temporary. For the years ended of December 31, 2022 and 2021, the Company made $237,777 and Nil impairment for investments in unconsolidated entities, respectively.

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

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Noncontrolling Interests

The Company’s noncontrolling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiaries, including 44% for Ocean HK and its subsidiaries. The noncontrolling interests are presented in the consolidated balance sheets separately from equity attributable to the shareholders of the Company. Noncontrolling interests in the results of the Company are presented on the consolidated statement of income as allocations of the total income or loss for the year ended December 31, 2022 between noncontrolling interest holders and the shareholders of the Company.

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

5)	Recognize revenue when or as the entity satisfies a performance obligation

The Company’s revenue recognition policies effective upon the adoption of ASC 606 are as follows:

(i) Holographic Solutions

a. Holographic Technology LiDAR Products

The Company generates LiDAR revenue through selling integrated circuit board embedded with holographic software. The Company typically enters into written contracts with its customer where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of inventory. The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes product revenue at a point in time when the control of products is transferred to customers.

b. Holographic Technology Intelligence Vision software and Technology Development Service

The Company generates revenue by developing ADAS software and technology, which are generally on a fixed-priced basis. The Company has no alternative use for the customized software and the Company has an enforceable right to payment for performance completed to date. Revenues from ADAS software development contracts are recognized over time during the contract period based on the Company’s measurement of progress towards completion using input method, which is usually measured by comparing labor hours expended to date to total estimated labor hours needed to satisfy the performance obligation. As of December 31, 2022 and 2021, the Company’s aggregate amount of transaction price allocated to unsatisfied performance obligation is $384,489 and $67,535. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. The Company has a long history of developing various ADAS software resulting in its ability to reasonably estimate the progress toward completion on each fixed price customized contracts.

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

Advertising costs

Advertising costs amounted to $555,142 and $23,308 for the years ended December 31, 2022 and 2021, respectively. Advertising costs are expensed as incurred and included in selling expenses.

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

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

Other income, net

Other income includes government subsidies which are amounts granted by local government authorities as an incentive for companies to promote development of the local technology industry. The Company receives government subsidies and records such government subsidies as a liability when it is received. The Company records government subsidies as other income when there is no further performance obligation. Total government subsidies amounted to $71,156 and $12,082 for the years ended December 31, 2022 and 2021, respectively.

Other income also includes $159,255 and $183,681 of input VAT credits the Company redeemed during the year ended December 31, 2022 and 2021, respectively. As part of VAT reform in 2019, from April 1, 2019 to December 31, 2022, a taxpayer in certain service industries could claim an additional 10% of input VAT credit based on total input VAT paid to suppliers, the credit was applied to offset with the Company’s VAT payable.

Other income also includes $84,257 and $42,920 of other non-operating expenses during the year ended December 31, 2022 and 2021, respectively.

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

Employee benefits

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $688,136 and $535,884 the year ended December 31, 2022 and 2021, respectively.

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company is still evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this new standard does not have material impact on Company’s consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 — Reverse Recapitalization

On September 16, 2022, MC merged with Golden Path Merger Sub and survived the merger and continued as the surviving company and a wholly owned subsidiary of Golden Path and continued its business operations. Immediately prior to the closing of the Merger, holders of 2,182,470 shares of Golden Path ordinary shares exercised their right to redeem such shares. The remaining 3,567,530 public shares converted to MC common stock with the consummation of the Merger.

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

As of December 31, 2022 and after giving effect to all exchange, there were 50,812,035 shares of Common Stock outstanding, comprised of the 4,142,530 shares issued to public investors, 1,735,050 common stock hold by founder/sponsor, 380,000 common stocks issued to Peace Asset, and 44,554,455 common stocks issued to MC shareholders.

The number of shares of Common Stock issued immediately following the consummation of the Merger was:

Shares
Ordinary shares of Golden Path, outstanding prior to Merger	$5,750,000
Less redemption of Golden Path shares	$(2,182,470)
Public shares following redemptions	$3,567,530
Shares issued upon closing to public shareholders (from rights)	575,000
Founder (Sponsor) Shares	1,708,000
Shares issued upon closing to Sponsor (from rights)	27,050
Shares issued upon closing to Finder (engaged Peace Asset)	380,000
MC shares	$44,554,455
Total shares of common stock immediately after Merger	$50,812,035

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

Note 4 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	Years ended December 31,
	2022	2021
Accounts receivable	$12,355,072	$11,007,816
Less: allowance for doubtful accounts	(705,060)	(296,051)
Accounts receivable, net	$11,650,012	$10,711,765

Movement of allowance for doubtful accounts is as follows:

	Years ended December 31,
	2022	2021
Beginning balance	$296,051	$209,456
Provision for doubtful accounts	$442,335	$81,661
Exchange difference	$(33,326)	$4,934
Ending balance	$705,060	$296,051

Net provision for doubtful accounts for the years ended December 31, 2022 and 2021 amounted to $442,335 and $81,661, respectively.

Note 5 — Inventories, net

	Years ended December 31,
	2022	2021
Raw materials	$263,304	$233,687
Finished goods	17,159	96,183
Total	280,463	329,870
Less: Inventory allowance	(25,584)	(27,692)
Inventories, net	$254,879	$302,178

As of December 31, 2022 and 2021, the management of the Company estimated its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company recognized Nil and $13,818 inventory allowance as of December 31, 2022 and 2021, respectively.

Movement of inventory reserve is as follows:

	Years ended December 31,
	2022	2021
Beginning balance	$27,692	$13,556
Provision for inventory reserve	-	13,818
Exchange difference	(2,108)	318
Ending balance	$25,584	$27,692

Note 6 — Property and equipment, net

Property and equipment, net consist of the following:

	Years ended December 31,
	2022	2021
Office equipment	$165,351	$179,526
Mechanical equipment	153,566	166,221
Electronic and other equipment	355,875	99,280
Vehicles	6,377	6,902
Less: accumulated depreciation	(442,249)	(405,752)
Total	$238,920	$46,177

Depreciation expense for the years ended December 31 30, 2022 and 2021 amounted to $69,104 and $45,659, respectively. The loss from disposal of fixed assets amounted to $488 and $57,381, for the years ended December 31, 2022 and 2021.

Note 7 — Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of accounting software. The following table summarizes acquired intangible asset balances as of:

	Years ended December 31,
	2022	2021
Customer relationship	$1,928,318	$2,087,224
Software	2,137,916	2,314,093
Non-compete agreements	333,469	360,949
Less: accumulated amortization	(2,170,317)	(1,348,044)
Total	$2,229,386	$3,414,222

Amortization expense charged to operations for the years ended December 31, 2022 and 2021 was $948,021 and $1,001,768, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years is as follow:

Year ending December 31,
2023	$914,588
2024	667,044
2025	647,666
2026	88
Total	$2,229,386

Note 8 — Prepayment, other assets, and deposits

	Years ended December 31,
	2022	2021
Current:
Inventory Purchase	$457,875	$14,106
Rent and rent deposits	18,776	7,688
VAT	129,480	24,735
Professional service	231,066	10,462
Other services	57,282	41,072
Prepayment and other current assets	$894,479	$98,063

Non-current:
Rent deposits	$59,144	$53,998
Other	1,794	17,092
Allowance for doubtful accounts	(478)	(518)
Prepayment and deposit	$60,460	$70,572

Movement of allowance for doubtful accounts is as follows:

	Years ended December 31,
	2022	2021
Beginning balance	$518	$1,303
Recovery of doubtful accounts	-	(786)
Exchange difference	(40)	1
Ending balance	$478	$518

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

	Years ended December 31,
	2022	2021
Goodwill from Shenzhen Bowei acquisition*	$1,410,585	$1,526,826
Goodwill from Shenzhen Tianyuemeng acquisition**	1,656,732	1,793,256
Goodwill	$3,067,317	$3,320,082

*	On July 1, 2020, Shenzhen Mengyun entered into acquisition agreement to acquire 100% equity interests of Shenzhen Bowei, a provider of holographic PCBA solutions. The transaction consummated on July 1, 2020. According to the agreement, acquisition consideration is RMB 20,000,000 (approximately USD 3.1 million) to acquire the 100% equity interests of Shenzhen Bowei. Acquired amortizable intangible assets includes customer relationship, software, and non-compete agreements. Approximately RMB 9.7 million (USD 1.5 million) of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.
**	On October 1, 2020, Shenzhen Mengyun entered into acquisition agreement to acquire 100% equity interests of Shenzhen Tianyuemeng, an entity focused on holographic advertising services. The transaction consummated on October 1, 2020. According to the agreement, acquisition consideration is RMB 30,000,000 (approximately USD 4.6 million) to acquire the 100% equity interests of Shenzhen Tianyuemeng. Acquired amortizable intangible assets includes customer relationship, software, and non-compete agreements. Approximately RMB 11.4 million (USD 1.8 million) of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

The changes in the carrying amount of goodwill allocated to reportable segments as of December 31, 2021 and December 31, 2022 are as follows

	Holographic solutions	Holographic technology service	Total
As of December 31, 2021	$1,526,826	$1,793,256	$3,320,082
As of December 31, 2022	$1,410,585	$1,656,732	$3,067,317

Note 11 — Investments in unconsolidated entities

	Years ended December 31,
	2022	2021
Equity investments without readily determinable fair value:
19.9% Investment(1)	$289,973	$313,869
4.4% Investment(2)	72,493	78,467
5% Investment(3)	86,992	94,160
3% Investment(4)	144,986	156,934
Impairment	(594,444)	(392,335)
Total	$-	$251,095

(1)	In August 2016, Shenzhen Mengyun invested RMB 2,000,000 in a company in the technology development and animation design areas for 19.9% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 2,000,000 (USD 306,645) impairment loss for the investment in 2018.
(2)	In November 2015, Shanghai Mengyun invested RMB 500,000 in a company in the database service for 4.44% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 500,000 (USD 76,661) impairment loss for the investment in 2018.
(3)	In September 2021, Shenzhen Mengyun invested RMB 600,000 in a company specializing in research and development of smart wearable devices for 5% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 600,000 (USD 89,166) impairment loss for the investment in 2022.
(4)	In October 2021, Shenzhen Mengyun invested RMB 1,000,000 in a company specializing in VR/AR education technology for 3% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 1,000,000 (USD 148,611) impairment loss for the investment in 2022.

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

On September 1, 2021, the Company entered into a RMB 50,806,587 (USD 7,853,126) loan agreement with a third party to provide funds for their operations with 4.35% annual interest rate, no collateral and is due on August 31, 2022. On October 12, 2021, the Company entered into an amended loan agreement with the third party to increase the loan amount by RMB 25,100,000 (USD 3,939,047) which is due on October 12, 2022. As of December 31, 2021, the loan receivable and related accrued interest was RMB 12,703,387 (USD 1,993,595), and RMB 626,054 (USD 98,249), respectively, which were subsequently received in March 2022. In January 2022, the Company further funded RMB 10,000,000 (USD 1,575,746) to the borrower. As of December 31, 2022, the loan balance RMB 10,000,000 (USD 1,405,778) and related accrued interest RMB 251,326 (USD 35,331) was fully received.

Note 13 — Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	Years ended December 31,
	2022	2021
Employee compensation payable	$996,823	$895,172
Payable from prior acquisition*	563,524	609,962
Other	404,154	44,358
	$1,964,501	$1,549,492

*	These payables are from an entity acquired in 2015 for inventory purchase, which the Company is still obligated to pay if any of the vendors ask for the payment in the future.

Note 14 — Related party balances and transactions

The amounts due from related parties consist of the following:

RP Name	Relationship	Nature	Years ended December 31,
			2022	2021
Shenzhen Ultimate Holographic Culture Communication Co., Ltd.	Shenzhen Mengyun’s 19.9% equity investment	Advances for operational purposes, no interest, due on demand	$8,740	$3,139
			$8,740	$3,139

The amounts due to related parties consists of the following:

RP Name	Relationship	Nature	Years ended December 31,
			2022	2021
Never Stop Holdings Limited	Former shareholder of Mengyun Cayman	Advances, no interest, due on demand	$-	$280,000
Yuxiu Han	Former shareholder and current legal representative of Shenzhen Bowei	Advances for operational purpose, no interest, due on demand	50,745	54,927
Zijuan Han	Supervisor of Horgos Bowei	Short-term loan	-	58
			$50,745	$334,985

Note 15 — Loan payable

Short-term bank borrowings consisted of the following:

Bank name	Term	Interest rate	Collateral/Guarantee	December 31, 2022
Shenzhen Qianhai Webank Co., LTD	From March 28, 2022 to March 28, 2023	5.4%	Guaranteed by Shenzhen Sme Financing Guarantee Co., LTD	$59,444
				$59,444

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

Hong Kong

Mengyun HK, Broadvision HK, Ocean HK and Mcloudvr HK are incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. Under Hong Kong tax law, Mengyun HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

The subsidiaries incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision for operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are subject to a unified 25% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemptions may be granted on a case-by-case basis. EIT grants preferential tax treatment to certain High and New Technology Enterprises (“HNTEs”). Under this preferential tax treatment, HNTEs are entitled to an income tax rate of 15%, subject to a requirement that they re-apply for HNTE status every three years. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Shenzhen Bowei obtained the “high-tech enterprise” tax status in December 2021, which reduced its statutory income tax rate to 15% from December 2021 to December 2024.

Horgos Weiyi, Horgos Youshi, Horgos Bowei and Horgos Tianyuemeng were formed and registered in Horgos in Xinjiang Province, China from 2016 to 2020, and Kashgar Youshi was formed and registered in Kashgar in Xinjiang Provence, China in 2016. These companies are not subject to income tax for 5 years and can obtain another two years of tax exemption status and three years at reduced income tax rate of 12.5% after the 5 years due to the local tax policies to attract companies in various industries.

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e., effective rate is 10%). On April 2, 2021, MOF and SAT further jointly issued Cai Shui 2021 No. 12, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 2.5%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 5%). For the years ended December 30, 2021 and 2022, Shenzhen Tianyuemeng and Shenzhen Yunao were eligible to employ this policy.

Tax savings for those entities in Xinjiang province including Horgos Weiyi, Horgos Youshi, Horgos Bowei, Kashgar Youshi and Horgos Tianyuemeng and for those entities eligible for small enterprises including Shenzhen Tianyuemeng and Shenzhen Yunao and HNTEs including Shanghai Mengyun, Shenzhen Mengyun and Shenzhen Bowei for the years ended December 31, 2022 and 2021 amounted to $186,403 and $431,109, respectively. The preferential tax rate reduction increased earnings per share by $0.004 and $0.008 for the years ended December 31, 2022 and 2021, respectively.

Significant components of the income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2022	2021
Current income tax expense	$8,075	$7,398
Deferred income tax benefit	(130,848)	(132,130)
Total	$(122,773)	$(124,732)

The following table reconciles China statutory rates to the Company’s effective tax rate:

	For the years ended December 31,
	2022	2021
China statutory income tax rate	25.00%	25.00%
Preferential tax rate reduction	(24.51)%	(24.76)%
Change in valuation allowance	(2.01)%	0.44%
Additional R&D deduction in China	0.83%	(1.24)%
Permanent difference	(0.06)%	(0.37)%
Tax rate difference outside China(1)	0.04%	(0.04)%
Effective tax rate	(0.71)%	(0.97)%

(1)	It is mainly due to the lower tax rate of the entities incorporated in Hong Kong.

Deferred tax assets and liabilities — China

Significant components of deferred tax assets and liabilities were as follows:

	Years ended December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$37,242	$36,847
Depreciation and amortization	-	485
Impairment loss for investment	34,797	-
Net operating loss carry forward	494,364	240,058
Inventory reserve	3,838	6,923
Right of use	2,045	-
Less: valuation allowance	(442,832)	(160,172)
Deferred tax assets, net	129,454	124,141
Deferred tax liabilities:
Recognition of intangible assets arising from business acquisition	(289,884)	(435,968)
Deferred tax liabilities, net	(289,884)	(435,968)
Total deferred tax liabilities, net	$(160,430)	$(311,827)

The Company evaluated the recoverable amounts of deferred tax assets, and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary differences can be utilized. Valuation allowance is provided against deferred tax assets when the Company determines that it is more likely than not that the deferred tax assets will not be utilized in the future. In making such determination, the Company considered factors including future taxable income exclusive of reversing temporary differences and tax loss carry forwards. Valuation allowance was provided for net operating loss carry forward because it was more likely than not that such deferred tax assets would not be realized based on the Company’s estimate of its future taxable income. If events occur in the future that allow the Company to realize more of its deferred income tax than the presently recorded amounts, an adjustment to the valuation allowances will result in a decrease in tax expense when those events occur. The valuation allowance was increased by $282,660 and $56,096 for the years ended December 31, 2022 and 2021, respectively.

The Company recognized deferred tax liabilities related to the excess of the intangible assets reporting basis over its income tax basis as a result of fair value adjustment from acquisitions in 2020. The deferred tax liabilities will reverse as the intangible assets are amortized for financial statement reporting purposes.

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $4,714,514, which arose from Shanghai Mengyun, Shenzhen Mengyun, Qianhai Youshi, Yijia Nework and Shenzhen Bowei, the subsidiaries established in the PRC, and will expire during the period from 2023 to 2027.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses. As of December 31, 2022 and 2022, the Company also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2022.

Value added taxes (“VAT”)

Revenue represents the invoiced value of service, net of VAT. The VAT are based on gross sales price. VAT rate is 6% on services and 13% on goods in China.

Taxes payable consisted of the following:

	Years ended December 31,
	2022	2021
VAT taxes payable	$7,199	$414,665
Income taxes payable	68,660	72,359
Other taxes payable	11,460	$22,900
Totals	$87,319	$509,924

Note 17 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and short-term investments consisting of time deposit. In China, the insurance coverage for cash deposits at each bank is RMB 500,000. As of December 31, 2022 and 2021, cash and time deposit balance of RMB 151,119,985 (USD 21,910,338) and RMB 48,006,979 (USD 7,533,934) and was deposited with financial institutions located in China, of which 140,010,910 (USD 20,299,674) and RMB 39,962,354 (USD 6,271,457) was uninsured. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Customer concentration risk

For the years ended December 31, 2022, one customer accounted for 12.9% of the Company’s total revenues. For the years ended December 31, 2021, one customer accounted for 18.7% of the Company’s total revenues.

As of December 31, 2022, two customers accounted for 26.4% and 15.8% of the Company’s accounts receivable, respectively. As of December 31, 2021, two customers accounted for 27.8%, and 19.9% of the Company’s accounts receivable, respectively.

Vendor concentration risk

For the years ended December 31, 2022, one vendor accounted for 13.8% of the Company’s total purchases. For the years ended December 31, 2021, two vendors accounted for 35.1% and 15.0% of the Company’s total purchases, respectively.

As of December 31, 2022, two vendors accounted for 63.6% and 10.0% of the Company’s accounts payable, respectively. As of December 31, 2021, three vendors accounted for 41.1%, 18.6%, and 15.9% of the Company’s accounts payable, respectively.

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

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiary. Relevant PRC statutory laws and regulations permit payments of dividends by Beijing Xihuiyun and Shanghai Mengyun (collectively “Mengyun PRC entities”) only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Mengyun PRC entities.

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

As a result of the foregoing restrictions, Mengyun PRC entities are restricted in their ability to transfer their assets to the Company. Foreign exchange and other regulations in the PRC may further restrict Mengyun PRC entities from transferring funds to the Company in the form of dividends, loans and advances. As of December 31, 2022 and 2021, amounts restricted are the paid-in-capital and statutory reserve of Mengyun PRC entities, which amounted to $6,121,025 and $5,739,184.

Statutory reserve

During the year ended December 31, 2022 and 2021, Mengyun PRC entities collectively attributed $381,841 and $429,785, of retained earnings for their statutory reserves, respectively. As of December 31, 2022 and 2021, the Company’s aggregate amount of statutory reserve is $1,722,262 and $1,340,421.

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

As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 2.93 years.

For the years ended December 31, 2022, rent expenses for the operating leases and short-term lease (less than one year) were $281,363 and $95,067, respectively.

For the years ended December 31, 2021, rent expenses for the operating leases were $361,079.

The five-year maturity of the Company’s lease obligations is presented below:

Years ending December 31,
2023	$264,965
2024	181,569
2025	139,546
2026	80,576
Total lease payments	666,656
Less: Interest	(61,875)
Present value of lease liabilities	$604,781

Future amortization of Company’s ROU assets is presented below:

Twelve months ending December 31,
2023	$236,409
2024	159,095
2025	119,733
2026	74,064
Total	$589,301

Note 20 — Warrant liabilities

As of December 31, 2022, the Company has 5,750,000 public warrants and 270,500 private warrants.

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

The key inputs into the Black-Scholes model were as follows at their following measurement dates:

Input	December 31, 2022	December 31, 2021
Share price	$2.27	$9.96
Risk-free interest rate	4.02%	1.26%
Volatility	65.2%	59.8%
Exercise price	11.50	11.50
Warrant life	4.71 years	5 years

As of December 31, 2021, the aggregate value of the private warrants was $0.64 million. The change in fair value from December 31, 2021 to June 30, 2022 was approximately $77,883 which was included in the historical retained earnings (accumulated deficits) of Golden Path. As of December 31, 2022, the aggregate value of the private warrants was $0.062 million. The change in fair value for the year ended of December 31, 2022 was approximately $0.656 million.

The following table presents information about the Company’s warrants that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$717,873	$-	$-	$717,873

Description	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$61,709	$-	$-	$61,709

The following table summarizes the Company’s Warrants activities and status of Warrants on December 31, 2022:

Private Warrants	Warrants	Weighted Average Exercise Price Per Share	Average Remaining Period (Years)
Outstanding as of June 30, 2021	270,500	$11.50	5
Issued	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2022	270,500	$11.50	5
Issued	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of December 31, 2022	270,500	$11.50	5

Note 21 — Commitments and contingencies

Contingencies

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

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

The summary information by segment are as follows:

	Holographic solutions	Holographic technology service	Total December 31, 2022
Revenues	$22,885,519	$49,627,316	$72,512,835
Cost of revenues	(18,696,052)	(20,638,106)	(39,334,158)
Gross profit	4,189,467	28,989,210	33,178,677
Depreciation and amortization	(410,344)	(606,781)	(1,017,125)
Total capital expenditures	$(270,756)	$-	$(270,756)

	Holographic solutions	Holographic technology service	Total December 31, 2021
Revenues	$20,695,096	$35,589,221	$56,284,317
Cost of revenues	(14,566,478)	(2,480,186)	(17,046,664)
Gross profit	6,128,618	33,109,035	39,237,653
Depreciation and amortization	(406,504)	(640,923)	(1,047,427)
Total capital expenditures	$(20,320)	$(972)	$(21,292)

Total assets as of:

	Years ended December 31,
	2022	2021
Holographic solutions	$29,063,408	$16,208,983
Holographic technology service	11,840,424	11,634,088
Total Assets	$40,903,832	$27,843,071

Disaggregated information of holographic solutions revenues by business lines are as follows:

	Years ended December 31,
	2022	2021
Holographic Technology LiDAR Products	$6,700,300	$9,134,995
Holographic Technology Intelligence Vision software and Technology Development Service	1,881,253	2,213,521
Holographic Technology Licensing and Content Product	4,323,541	4,822,333
Holographic Hardware Sales	9,980,425	4,273,351
Total Holographic Solutions	$22,885,519	$20,444,200

Note 23 — Subsequent events

The Company did not identify any subsequent events that would have required adjustment or disclosure on the combined and consolidated financial statements.

Note 24 — Financial information of the parent company

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

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2022.

PARENT COMPANY

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Cash	$582,069	$23,261
Accounts receivable	-	100,000
Investment in subsidiaries	28,321,872	17,929,514
Total assets	$28,903,941	$18,052,775

LIABILITIES AND EQUITY

LIABILITIES
Accrued liabilities	$338,619	$-
Due to related party	-	429,175
Warrant liabilities	61,709	-
Total liabilities	400,328	429,175

COMMITMENTS AND CONTINGENCIES

EQUITY
Ordinary shares, $0.0001 par value	5,081	13,511
Additional paid-in capital	36,701,010	4,693,914
(Accumulated deficit) retained earnings	(9,119,628)	11,584,827
Statutory reserves	1,722,262	1,340,421
Accumulated other comprehensive loss	(805,112)	(9,073)
Total equity	28,503,613	17,623,600
Total liabilities and equity	$28,903,941	$18,052,775

PARENT COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2022	2021
REVENUES	$-	$1,100,000
COST OF REVENUES	-	(1,020,000)

GROSS PROFIT	-	80,000

COSTS AND EXPENSES
General and Administrative expenses	(186,367)	(385,914)
Research and development expenses	(25,000,000)	-
Total costs and expenses	(25,186,367)	(385,914)

EQUITY INCOME OF SUBSIDIARIES	4,250,979	13,055,945

(LOSS)/INCOME BEFORE INCOME TAXES	(20,935,388)	12,750,031

(LOSS)/INCOME FROM OPERATION	(20,935,388)	12,750,031
CHANGE IN FAIR VALUE OF WARRANT LIABILITIES	656,164	-
PROVISION FOR INCOME TAXES	-	-

NET (LOSS)/INCOME	$(20,279,224)	$12,750,031

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	147,929	(5,025)
COMPREHENSIVE (LOSS)/INCOME	$(20,131,295)	$12,745,006

PARENT COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(20,279,224)	$12,750,031
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income of subsidiaries	(4,250,979)	(13,055,945)
Change in fair value of warrant liabilities	(656,164)	-

Change in operating assets and liabilities:
Accounts receivable	100,000	(100,000)
Other payables and accrued liabilities	72,923	429,175
Net cash (used in)/provided by operating activities	(25,013,444)	23,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts advanced to subsidiary	(7,644,168)	-
Cash received from recapitalization	33,216,420	-
Net cash provided by financing activities	25,572,252	-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	$-	$-

CHANGES IN CASH	$558,808	$23,261
CASH, beginning of period	$23,261	$-
CASH, end of period	$582,069	$23,261

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

In connection with the audit of our consolidated financial statements as of December 31, 2022, we identified material weaknesses in our internal control over financial reporting: (i) we did not maintain an effective control environment; and (ii) we lacked formal policies and procedures to establish a risk assessment process and internal control framework and lacked an audit committee and the internal audit function to establish formal risk assessment process and internal control framework. The material weaknesses could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we plan to (i) hire personnel expertized in technical accounting and financial reporting and provide internal training to our accounting team on U.S. GAAP knowledge; (ii) improve our accounting and financial reporting procedures and provide access to third-party professionals; (iii) adopt various reporting systems to ensure the completeness, timeliness and accuracy our financial reporting; (iv) identify and evaluating risks we face; (v) adopting control activities to be taken to mitigate risks with written policies and procedures; (vi) ensure efficient internal and external communication environment and all parts we are adhering to standard practices; and (vii) monitor regularly to verify that internal controls are functioning properly. Our management will continue to monitor the effectiveness of our remediation plans and will make the changes we determine to be appropriate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the period covered by this report. In making this evaluation, management considered the material weaknesses in our internal controls over financial reporting described above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the period covered in this report, our disclosure controls and procedures were not effective.

Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of December 31, 2022, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 16, 2022. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. In addition, the previously identified and disclosed material weaknesses in connection with the accounting for certain complex financial instruments (such as the warrants) have been absorbed in the material weaknesses in internal control over financial reporting of the consolidated entity post-Business Combination as discussed above. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. We have, since the closing of the Business Combination, engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations However, the design of internal control over financial reporting for our company post-Business Combination has required, and will continue to require, significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

On September 16, 2022, we consummated the Business Combination. See Note 3 — Reverse Recapitalization to the consolidated financial statements. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Other than as noted above, and in connection with the implementation of the remedial measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of the date of this Annual Report:

Name	Age	Position	Served From
Wei Peng	39	Chairman of the Board of Directors	September 2022
Guohui Kang	46	Director, Chief Executive Officer	September 2022
Bei Zhen	34	Chief Financial Officer	September 2022
Guolong Qi	46	Chief Operating Officer	September 2022
Jianbo Zhou	44	Chief Technology Officer	September 2022
Belief Bi(1)(2)(3)	37	Independent Director	February 2023
Maggie Wang(1)(2)(3)	42	Independent Director	February 2023
Han Qin(1)(2)(3)	39	Independent Director	September 2022
Jun Liu(1)(2)(3)*	51	Independent Director	September 2022

Note:

(1)	Member of the compensation committee.
(2)	Member of the nominating committee.
(3)	Member of the audit committee.

*	Mr. Jun Liu previously served as an independent director of Golden Path from June 24, 2021 to September 16, 2022.

Biographical Information

Wei Peng has been serving as our Chairman of the Board of Directors since September 2022. From 2021, Ms. Peng has served as a director of MC. Prior to joining MC, she has also served as a director of Softcloud Digital Software Co., Ltd. since 2006. From 2010 till the date of this proxy statement, she has been serving as supervisor for Lvxun Network Technology Co., Ltd. and has concurrently served as a director of Enwei Quantum Capital Investment Co., Ltd. since 2015. Ms. Peng graduated from the Beijing Normal University majoring in computer science in 2005.

Guohui Kang has been serving as our Chief Executive Officer and director since September 2022. From 2016, Mr. Kang has served as the chief executive officer of Shanghai Mengyun Holographic Technology Co., Ltd. He served as the general manager of Haotian Investment Co., Ltd. from 2011 to 2016. From 2002 to 2010, he served as the sales manager and director of Shenzhen Qixin Technology Co., Ltd. From 1999 to 2002, he was the refrigeration system design engineer in Guangdong Midea Group. Mr. Kang graduated from Wuhan University of Technology in 1999.

Bei Zhen has been serving as our Chief Financial Officer since September 2022. In October 2019, she founded Shenzhen Aixi Culture Communication Co., Ltd. and served as the chief executive officer. From December 2015 to October 2019, she served as the director of the Corporate Finance Department in Sun Hung Kai Financial Group. From April 2012 to December 2015, she worked in the Fund Department of Shenzhen Innovation Investment Group Co., Ltd. From July 2011 to February 2012, she served as assistant to the chief executive officer of the Global Asset Management Department of HSBC. Ms. Zhen obtained a master’s degree in accounting and finance from the University of Bristol in February 2012 and a bachelor’s degree in financial economics from the University of Leicester in July 2010.

Guolong Qi has been serving as our Chief Operating Officer since September 2022. From January 2017, Mr. Qi has served as the general manager of Shanghai Mengyun Holographic Technology Co., Ltd. From June 2011 to December 2016, he served as the deputy general manager of Shenzhen Chuangshi Interactive Technology Co., Ltd. From May 2010 to May 2011, he worked as project manager of Guangzhou Jiepu Electronics Company. From January 2001 to May 2010, he worked in Epson Technology (Shenzhen) Co., Ltd. From July 1999 to December 2000, he worked as an engineer in Huaxin Cement Co., Ltd. Mr. Qi obtained his master’s degree in financial market and portfolio management from the University of Hong Kong in July 2017 and graduated from the Wuhan University of Technology in 1999.

Jianbo Zhou has been serving as our Chief Technology Officer since September 2022. Prior to becoming the Chief Technology Officer of MC and in 2018, he served as the chief executive officer of Shenzhen Bowei Vision Technology Co., Ltd., which is a subsidiary of MC. Prior to joining MC, from July 2005 to September 2010, Mr. Zhou was responsible for the development of the WCDMA Base Station System with ZTE, assisting China Unicom, a major telecommunication provider in China, to complete the commercial deployment of the 3G system in Hong Kong, France, and in other locales. He was also responsible for developing a number of patents. From 2010 to 2012, Mr. Zhou led the development and acceptance of an innovation fund project of Shenzhen Science and Technology Commission, and obtained the Shenzhen high-level professional certificate in 2012. Mr. Zhou obtained a master’s degree in computer software from Wuhan University in 2005 and a bachelor’s degree in computer application from Wuhan University in 2000.

Belief Bi has been serving as our independent director since February 2023. Mr. Bi has extensive experience in the operation, legal and compliance areas of U.S. public companies. Prior to joining our Company, Mr. Belief Bi has served as the president of Beijing Zhixing Classroom Education Consulting Co., Ltd. since June 2017. Between 2015 and 2017, he served as the vice president in Beijing Shengyuan Fengheng Venture Capital Co., Ltd. and the executive secretary in Dianjing Smart Industry Alliance. Prior to that, Mr. Bi worked as an assistant president in Ninetowns Group (Nasdaq: NINE) from 2013 to 2015, where he was responsible for the agricultural e-commerce and real estate segments of the company. Mr. Bi received a bachelor of law degree from China University of Political Science and Law in 2010.

Maggie Wang has been serving as our independent director since February 2023. Ms. Wang has extensive experience in financial accounting, internal control and risk management. Ms. Wang has over 16 years of experience in the financial services industry in Asia. Further, she has direct oversight on specific risk management functions such as financial and insurance product control, assets and liabilities management and customer risk management. Prior to joining our Company, Ms. Maggie Wang has served as the regional director and treasurer of Prudential HK Limited since 2013. Between 2006 and 2012, she served as the chief accountant in Wall Street English since 2006. Ms. Wang is a Chartered Financial Analyst, an Associate Financial Planner and a Registered Financial Planner in US. Ms. Wang received a bachelor’s degree from the University of Guangzhou and an MBA degree from Jinan University.

Han Qin has been serving as our independent director since February 2023. Ms. Qin served as an independent director of China Trends Holdings Limited from 2020 to 2021. She has been the investment director and executive director in Rider Family Office since 2018. From April 2018 to February 2020, she served as the investment director in Shenzhen Zhongxiang Capital Management Co., Ltd. From May 2014 to March 2016, she served as the director, assistant president and joint founder in Asia Fortune Media Group Limited. From July 2005 to September 2007, she served as the director of department of planning in China Major Bridge Engineering Co., Ltd. Ms. Qin obtained a Doctor of Philosophy degree in industrial and manufacturing systems engineering from the University of Hong Kong in May 2014, a master’s degree in management science and engineering from the Wuhan University in June 2009, and a bachelor’s degree in engineering management in June 2005.

Jun Liu has been serving as our independent director since February 2023. Mr. Liu previously served on the board of directors of Golden Path. From August 2018, Mr. Liu has been serving on the board of directors of Longevity Acquisition Corporation (Nasdaq: LOAC). He has served as the president of Beijing Wanfeng Xingye Investment Management Co., Ltd., a China based investment company since January 2014. From 2004 to January 2014, he served as the president of Zhongansheng Investment Consulting Co., Ltd. From 2002 to 2004, Mr. Liu served as the vice president of Beijing Xingyun Co., Ltd. From 1999 to 2002, Mr. Liu served as the CEO of Weixin (China) Venture Investment Co., Ltd. and the director of Venture Capital Research Center of Renmin University. From 1993 to 1996, Mr. Liu served as government official in the State Auditing Administration. Mr. Liu received his bachelor’s degree of Finance and Accounting from the Wuhan University in 1989 and received his Master of Business Administration degree from the Renmin University located in China in 1999. His investment portfolios cover wide range of sectors, including TMT, education, clean energy, technology, and chemical industries.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating committee. The composition and responsibilities of each of these committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may have or establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee consists of Mr. Belief Bi, Ms. Maggie Wang, Ms. Han Qin and Mr. Jun Liu. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. We have also determined that Ms. Maggie Wang qualifies as an “audit committee financial expert.” The chair of our Audit Committee is Ms. Maggie Wang. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee is responsible for, among other things:

●	establishing clear hiring policies for employees or former employees of the independent auditors;

●	reviewing and recommending to our Board of Directors for approval, the appointment, re-appointment or removal of the independent auditor, after considering our annual performance evaluation of the independent auditor;

●	approving the remuneration and terms of engagement of the independent auditor and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors at least annually;

●	obtaining a written report from our independent auditor describing matters relating to our independence and quality control procedures;

●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

●	discussing with our independent auditor, among other things, the audits of the financial statements, including whether any material information should be disclosed, issues regarding accounting and auditing principles and practices;

●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

●	reviewing and recommending the financial statements for inclusion within our quarterly earnings releases and to our Board of Directors for inclusion in our annual reports;

●	discussing the annual audited financial statements with management and the independent registered public accounting firm;

●	reviewing policies with respect to risk assessment and risk management;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any special steps taken to monitor and control major financial risk exposures;

●	periodically reviewing and reassessing the adequacy of the committee charter;

●	approving annual audit plans, and undertaking an annual performance evaluation of the internal audit function;

●	establishing and overseeing procedures for the handling of complaints and whistleblowing;

●	meeting separately and periodically with management, the internal auditors and the independent registered public accounting firm;

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance;

●	reporting periodically to our Board of Directors; and

●	such other matters that are specifically delegated to our audit committee by our Board of Directors from time to time.

Nominating and Corporate Governance Committee

Our Nominating Committee consists of Mr. Belief Bi, Ms. Maggie Wang, Ms. Han Qin and Mr. Jun Liu. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

Our Compensation Committee consists of Mr. Belief Bi, Ms. Maggie Wang, Ms. Han Qin and Mr. Jun Liu. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. The chair of our compensation committee is Mr. Han Qin. The principal functions of the compensation committee include:

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

The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Family Relationships

No family relationships existed among any of our directors or executive officers.

Code of Ethics

We have adopted a “Code of Ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2022, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2021 and 2022.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Wei Peng(1)	2021	0	0	0	0	0
Chairman of the Board of Directors	2022	0	0	0	0	0

Guohui Kang(1)	2021	0	0	0	0	0
Director, Chief Executive Officer	2022	53,499.8	0	0	0	53,499.8

Bei Zhen(1)	2021	0	0	0	0	0
Chief Financial Officer	2022	35,666.5	0	0	0	35,666.5

Guolong Qi(1)	2021	0	0	0	0	0
Chief Operating Officer	2022	53,499.8	0	0	0	53,499.8

Jianbo Zhou(1)	2021	0	0	0	0	0
Chief Technology Officer	2022	27,641.6	0	0	0	27,641.6

Xu Zhang(2)	2021	0	0	0	0	0
Independent Director	2022	0	0	0	0	0

Mi Zhou(3)	2021	0	0	0	0	0
Independent Director	2022	0	0	0	0	0

Han Qin(1)	2021	0	0	0	0	0
Independent Director	2022	0	0	0	0	0

Jun Liu*	2021	0	0	0	0	0
Independent Director	2022	0	0	0	0	0

Note:

(1)	Served on the position since September 16, 2022;
(2)	Resigned from his position on February 2023;
(3)	Resigned from her position on February 2023;

*	Mr. Jun Liu previously served as an independent director of Golden Path from June 24, 2021 to September 16, 2022.

Compensation Plans

Mr. Guohui Kang, Ms. Bei Zhen, Mr. Guolong Qi and Mr. Jianbo Zhou will be provided with the following salary: (a) an annual base salary in cash of $53,499.8, $35,666.5, $53,499.8 and $27,641.6, respectively; and (b) during the executive’s term, the Company will reimburse for all reasonable out-of-pocket travel expenses incurred by them in attending any in-person meetings, provided that they comply with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

We have no arrangements for the remuneration of our independent directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any. No compensation was paid to our independent directors during the year ended December 31, 2022.

The Company’s management members may receive additional compensation as determined by the Board.

Employment Agreements

We entered into employment agreements with our executive directors and officers.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2022.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2021 and 2022 by the executive officers.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of December 31, 2022, with respect to the beneficial ownership of our ordinary shares by: (a) each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) each person or entity known by us to own beneficially more than 5% of our ordinary shares (by number and by voting power).

	Ordinary Shares		Voting Power
Name and Address of Beneficial Owner	Number	%†	(%)†
Executive Officers and Directors
Guohui Kang(1)	5,063,006	9.96%	9.96%
Bei Zhen	-	-	-
Guolong Qi	-	-	-
Jianbo Zhou(2)	675,068	1.33%	1.33%
Wei Peng(3)*	8,302,047	16.34%	16.34%
Mi Zhou*	-	-	-
Han Qin	-	-	-
Jun Liu	-	-	-
All Executive Officers and Directors as a group	14,040,121	27.63%	27.63%
5% or Greater Holders	-	-	-
Best Road Holdings Limited(3)	8,302,047	16.34%	16.34%
Tiger Initiative Investment Ltd(4)	6,750,675	13.29%	13.29%
Super plus Holding Limited(5)	5,063,006	9.96%	9.96%
Import & Export Guojin Development Co., Ltd(1)	5,063,006	9.96%	9.96%
Wu Yue Investment Ltd(6)	4,387,939	8.64%	8.64%
Lucky monkey Holding Limited(7)	4,050,405	7.97%	7.97%
Sensegain Prosperity Holding Limited(8)	3,639,120	7.16%	7.16%
Innovation Spark Technology Limited(9)	3,375,338	6.64%	6.64%

Note:

†	Based on 50,812,035 shares of common stock, par value $0.0001 per share, outstanding as of March 13, 2023.

(1)	Import & Export Guojin Development Co., Ltd is the record holder of our ordinary shares. Guohui Kang, as the sole director and sole shareholder of Import & Export Guojin Development Co., Ltd, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(2)	Brilliantrf Holdings Limited is the record holder of our ordinary shares. Jianbo Zhou, as the sole director and sole shareholder of Brilliantrf Holdings Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(3)	Best Road Holdings Limited is the record holder of our ordinary shares. Wei Peng, as the sole director and sole shareholder of Best Road Holdings Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(4)	Zongge Zhang, as the sole director and sole shareholder of Tiger Initiative Investment Ltd, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(5)	Shuyuan Xu, as the sole director and sole shareholder of Super plus Holding Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(6)	Hao Wu, as the sole director and sole shareholder of Wu Yue Investment Ltd, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(7)	Jiahui Lu, as the sole director and sole shareholder of Lucky monkey Holding Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.
(8)	Minwen Wu, as a beneficial owner of Sensegain Prosperity Holding Limited, has voting and investment discretion over these shares.
(9)	Feirong Hu, as the sole director and sole shareholder of Innovation Spark Technology Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

*	Resigned from his/her positions on February 3, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

We do not have related party transactions during the fiscal year ended December 31, 2022.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Belief Bi, Maggie Wang, Han Qing and Jun Liu are all non-employee directors, all of whom our Board has determined to be independent pursuant to Nasdaq rules. All of the members of our Audit Committee, Nominating Committee and Compensation Committee are independent pursuant to Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

The following table represents the aggregate fees from our current principal accounting firm, Assentsure PAC and former principal accounting firm, Friedman LLP for the years ended December 31, 2021 and 2022, respectively.

	2021	2022
Audit Fees	$380,000	$661,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-
Total Fees	$380,000	$661,500

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The audited balance sheets of the Company as of December 31, 2022, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of Assentsure PAC, independent auditors, are filed herewith.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Business combination and Merger Agreement dated as of September 10, 2021 by and among MC Hologram, Inc., Golden Path Acquisition Corporation and Golden Path Merger Sub Corporation	8-K	2.1	September 13, 2021
2.2	First Amendment to the Business Combination and Merger Agreement dated as of August 5, 2022	8-K	2.2	September 22, 2022
2.3	Second Amendment to the Business Combination and Merger Agreement dated as of August 10, 2022	8-K	2.3	September 22, 2022
3.1	MicroCloud Hologram Inc. Amended and Restated Articles of Incorporation	8-K	3.1	September 22, 2022
4.1	Specimen Ordinary Share Certificate	8-K	4.1	September 22, 2022
4.2	Specimen Warrant Certificate	8-K	4.2	September 22, 2022
4.3	Warrant Agreement between VStock Transfer LLC and Golden Path Acquisition Corporation	8-K	4.3	September 22, 2022
10.1	Form of Lock-Up Agreement	8-K	10.1	September 22, 2022
10.2	Form of Indemnification Agreement	8-K	10.2	September 22, 2022
10.3	Form of Registration Rights Agreement	8-K	10.3	September 22, 2022
10.4	Form of Non-Competition and Non-Solicitation Agreements	8-K	10.4	September 22, 2022
10.5	Form of Employment Agreement between the Registrant and each of its executive directors and officers
10.6	Form of Director Offer Letter between the Registrant and each of its independent directors
21.1	List of Subsidiaries
24.1	Power of Attorney (reference is made to the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline Instance Document
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Taxonomy Extension Definition Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroCloud Hologram Inc.

By:	/s/ Guohui Kang
Guohui Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bei Zhen
Bei Zhen
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Title	Date

/s/ Wei Peng	Chairman of the Board of Directors	March 14, 2023
Wei Peng

/s/ Guohui Kang	Director, Chief Executive Officer	March 14, 2023
Guohui Kang	(Principal Executive Officer)

/s/ Bei Zhen	Chief Financial Officer	March 14, 2023
Bei Zhen	(Principal Financial Officer)

/s/ Guolong Qi	Chief Operating Officer	March 14, 2023
Guolong Qi

/s/ Jianbo Zhou	Chief Technology Officer	March 14, 2023
Jianbo Zhou

/s/ Belief Bi	Independent Director	March 14, 2023
Belief Bi

/s/ Maggie Wang	Independent Director	March 14, 2023
Maggie Wang

/s/ Han Qin	Independent Director	March 14, 2023
Han Qin

/s/ Jun Liu	Independent Director	March 14, 2023
Jun Liu