Form 10-K/A
period 2022-12-31
MicroCloud Hologram Inc.
filed 2023-03-24
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number. 001-40519

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

MicroCloud Hologram Inc. (“MicroCloud,” the “Company,” “we,” “us,” and “our” refer to MicroCloud Hologram Inc. (f/k/a Golden Path Acquisition Corporation)) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2023. The purpose of Form 10-K/A is to update the information under Items 10, 11, 12, 13 and 15, as well as signatures of Form 10-K, in order to correct some of the inaccuracies and restate certain disclosure of directors’ information, including that: (i) Mr. Jun Liu was removed from his position as an independent director and a member of the Audit Committee, the Nominating Committee and the Compensation Committee of the Board on February 3, 2023; (ii) Ms. Wei Peng is still the Chairman of the Board as of the date of Form 10-K; (iii) Mr. Xu Zhang has resigned from his position as an independent director of the Board and the Chairman of the Nominating Committee and a member of the Audit Committee and the Compensation Committee of the Board; and (iv) certain compensation information of the directors and officers.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with Form 10-K and our other filings with the SEC.

As used in this Form 10-K/A, unless otherwise indicated or the context otherwise requires, references to “Golden Path” refer to Golden Path Acquisition Corporation, a former blank check company incorporated in Cayman Islands in 2018, and references to “MC” refer to MC Hologram Inc., a Cayman Islands exempted company which continued its operations as our wholly owned subsidiary after the Business Combination (as defined in Form 10-K).

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and members of the Company’s board of directors (the “Board of Directors”) as of March 14, 2023:

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

Jianbo Zhou has been serving as our Chief Technology Officer since September 2022. Prior to becoming the Chief Technology Officer of MC and in 2018, he served as the chief executive officer of Shenzhen Bowei Vision Technology Co., Ltd. Prior to joining MC, from July 2005 to September 2010, Mr. Zhou was responsible for the development of the WCDMA Base Station System with ZTE, assisting China Unicom, a major telecommunication provider in China, to complete the commercial deployment of the 3G system in Hong Kong, France, and in other locales. He was also responsible for developing a number of patents. From 2010 to 2012, Mr. Zhou led the development and acceptance of an innovation fund project of Shenzhen Science and Technology Commission, and obtained the Shenzhen high-level professional certificate in 2012. Mr. Zhou obtained a master’s degree in computer software from Wuhan University in 2005 and a bachelor’s degree in computer application from Wuhan University in 2000.

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

Han Qin has been serving as our independent director since September 2022. Ms. Qin served as an independent director of China Trends Holdings Limited from 2020 to 2021. She has been the investment director and executive director in Rider Family Office since 2018. From April 2018 to February 2020, she served as the investment director in Shenzhen Zhongxiang Capital Management Co., Ltd. From May 2014 to March 2016, she served as the director, assistant president and joint founder in Asia Fortune Media Group Limited. From July 2005 to September 2007, she served as the director of department of planning in China Major Bridge Engineering Co., Ltd. Ms. Qin obtained a Doctor of Philosophy degree in industrial and manufacturing systems engineering from the University of Hong Kong in May 2014, a master’s degree in management science and engineering from the Wuhan University in June 2009, and a bachelor’s degree in engineering management in June 2005.

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

Audit Committee

Our Audit Committee consists of Mr. Belief Bi, Ms. Maggie Wang and Ms. Han Qin. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. We have also determined that Ms. Maggie Wang qualifies as an “audit committee financial expert.” The chair of our Audit Committee is Ms. Maggie Wang. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee is responsible for, among other things:

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

Nominating Committee

Our Nominating Committee consists of Mr. Belief Bi, Ms. Maggie Wang and Ms. Han Qin. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. The chair of our Nominating Committee is Mr. Belief Bi. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

Our Compensation Committee consists of Mr. Belief Bi, Ms. Maggie Wang and Ms. Han Qin. We have determined that each of them satisfies the “independence” requirements of Rule 5605(c)(2) of the Listing Rules of the Nasdaq and meet the independence standards under Rule 10A-3 under the Exchange Act, as amended. The chair of our Compensation Committee is Ms. Han Qin. The principal functions of the compensation committee include:

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

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the compensation earned by our named executive officers and directors for the year ended December 31, 2022. None of the members who served as executive officers and directors for MicroCloud received any compensation for the year ended December 31, 2021.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Wei Peng(1)	2022	0	0	0	0	0
Chairman of the Board of Directors

Guohui Kang(1)	2022	53,499.8	0	0	0	53,499.8
Director, Chief Executive Officer

Bei Zhen(1)	2022	35,666.5	0	0	0	35,666.5
Chief Financial Officer

Guolong Qi(1)	2022	53,499.8	0	0	0	53,499.8
Chief Operating Officer

Jianbo Zhou(1)	2022	27,641.6	0	0	0	27,641.6
Chief Technology Officer

Xu Zhang(1)(2)	2022	0	0	0	0	0
Independent Director

Mi Zhou(1)	2022	0	0	0	0	0
Independent Director

Han Qin(1)	2022	0	0	0	0	0
Independent Director

Jun Liu(1)(3)	2022	0	0	0	0	0
Independent Director

Belief Bi(4)	2022	0	0	0	0	0
Independent Director

Maggie Wang(4)	2022	0	0	0	0	0
Independent Director

Note:

(1)	Served on the position since September 2022;
(2)	Resigned from his/her position in February 2023;
(3)	Removed from his position in February 2023; and
(4)	Served on the position since February 2023.

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

Option Grants

We had no outstanding equity awards as of the year ended December 31, 2022.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal year ended December 31, 2022 by the executive officers.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of March 13, 2023, with respect to the beneficial ownership of our ordinary shares by: (a) each named executive officer, each of our directors, and our directors and executive officers as a group; and (b) each person or entity known by us to own beneficially more than 5% of our ordinary shares (by number and by voting power).

	Ordinary Shares		Voting Power
Name and Address of Beneficial Owner	Number	%†	(%)†
Executive Officers and Directors
Guohui Kang(1)	5,063,006	9.96%	9.96%
Bei Zhen	-	-	-
Guolong Qi	-	-	-
Jianbo Zhou(2)	675,068	1.33%	1.33%
Wei Peng(3)	8,302,047	16.34%	16.34%
Xu Zhang*	-	-	-
Belief Bi	-	-	-
Maggie Wang	-	-	-
Mi Zhou*	-	-	-
Han Qin	-	-	-
Jun Liu*	-	-	-
All Executive Officers and Directors as a group	14,040,121	27.63%	27.63%
5% or Greater Holders	-	-	-
Best Road Holdings Limited(3)	8,302,047	16.34%	16.34%
Tiger Initiative Investment Ltd(4)	6,750,675	13.29%	13.29%
Super plus Holding Limited(5)	5,063,006	9.96%	9.96%
Import & Export Guojin Development Co., Ltd(1)	5,063,006	9.96%	9.96%
Wu Yue Investment Ltd(6)	4,387,939	8.64%	8.64%
Lucky monkey Holding Limited(7)	4,050,405	7.97%	7.97%
Sensegain Prosperity Holding Limited(8)	3,639,120	7.16%	7.16%
Innovation Spark Technology Limited(9)	3,375,338	6.64%	6.64%

Note:

†	Based on 50,812,035 shares of common stock, par value $0.0001 per share, outstanding as of March 13, 2023.

(1)	Import & Export Guojin Development Co., Ltd is the record holder of our ordinary shares. Guohui Kang, as the sole director and sole shareholder of Import & Export Guojin Development Co., Ltd, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(2)	Brilliantrf Holdings Limited is the record holder of our ordinary shares. Jianbo Zhou, as the sole director and sole shareholder of Brilliantrf Holdings Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(3)	Best Road Holdings Limited is the record holder of our ordinary shares. Wei Peng, as the sole director and sole shareholder of Best Road Holdings Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(4)	Zongge Zhang, as the sole director and sole shareholder of Tiger Initiative Investment Ltd, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(5)	Shuyuan Xu, as the sole director and sole shareholder of Super plus Holding Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(6)	Hao Wu, as the sole director and sole shareholder of Wu Yue Investment Ltd, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(7)	Jiahui Lu, as the sole director and sole shareholder of Lucky monkey Holding Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

(8)	Minwen Wu, as a beneficial owner of Sensegain Prosperity Holding Limited, has voting and investment discretion over these shares.

(9)	Feirong Hu, as the sole director and sole shareholder of Innovation Spark Technology Limited, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares.

*	Ceased to serve as independent directors of MicroCloud effective from February 3, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

We do not have related party transactions during the fiscal year ended December 31, 2022.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Belief Bi, Maggie Wang and Han Qin are all non-employee directors, all of whom our Board has determined to be independent directors pursuant to Nasdaq rules. All of the members of our Audit Committee, Nominating Committee and Compensation Committee are independent directors pursuant to Nasdaq rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Financial Statement Schedules

Incorporated by reference to Items 15(1) and 15(2) of Form 10-K:

(b)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Business combination and Merger Agreement dated as of September 10, 2021 by and among MC Hologram, Inc., Golden Path Acquisition Corporation and Golden Path Merger Sub Corporation	8-K	2.1	September 13, 2021
2.2	First Amendment to the Business Combination and Merger Agreement dated as of August 5, 2022	8-K	2.2	September 22, 2022
2.3	Second Amendment to the Business Combination and Merger Agreement dated as of August 10, 2022	8-K	2.3	September 22, 2022
3.1	MicroCloud Hologram Inc. Amended and Restated Articles of Incorporation	8-K	3.1	September 22, 2022
4.1	Specimen Ordinary Share Certificate	8-K	4.1	September 22, 2022
4.2	Specimen Warrant Certificate	8-K	4.2	September 22, 2022
4.3	Warrant Agreement between VStock Transfer LLC and Golden Path Acquisition Corporation	8-K	4.3	September 22, 2022
10.1	Form of Lock-Up Agreement	8-K	10.1	September 22, 2022
10.2	Form of Indemnification Agreement	8-K	10.2	September 22, 2022
10.3	Form of Registration Rights Agreement	8-K	10.3	September 22, 2022
10.4	Form of Non-Competition and Non-Solicitation Agreements	8-K	10.4	September 22, 2022
10.5**	Form of Employment Agreement between the Registrant and each of its executive directors and officers
10.6**	Form of Director Offer Letter between the Registrant and each of its independent directors
21.1**	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline Instance Document
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Taxonomy Extension Definition Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	Furnished herewith.
**	Previously filed with Form 10-K on March 14, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2023

MicroCloud Hologram Inc.

By:	/s/ Guohui Kang
Guohui Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bei Zhen
Bei Zhen
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Title	Date

/s/ Wei Peng	Chairman of the Board of Directors	March 24, 2023
Wei Peng

/s/ Guohui Kang	Director, Chief Executive Officer	March 24, 2023
Guohui Kang	(Principal Executive Officer)

/s/ Bei Zhen	Chief Financial Officer	March 24, 2023
Bei Zhen	(Principal Financial Officer)

/s/ Guolong Qi	Chief Operating Officer	March 24, 2023
Guolong Qi

/s/ Jianbo Zhou	Chief Technology Officer	March 24, 2023
Jianbo Zhou

/s/ Belief Bi	Independent Director	March 24, 2023
Belief Bi

/s/ Maggie Wang	Independent Director	March 24, 2023
Maggie Wang

/s/ Han Qin	Independent Director	March 24, 2023
Han Qin