Form 10-Q
period 2023-03-31
MicroCloud Hologram Inc.
filed 2023-04-28
CIK 1841209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

50,812,035 shares of ordinary, par value $0.0001 per share, outstanding as of March 31, 2023.

MicroCloud Hologram Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

EXPLANATORY NOTE

On September 16, 2022 (the “Closing Date”), MicroCloud Hologram Inc., a Cayman Islands exempted company (formerly known as Golden Path Acquisition Corporation (“Golden Path”)), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to the Business Combination and Merger Agreement dated September 10, 2021 (as amended on August 5, 2022 and August 10, 2022, the “Merger Agreement”), by and among Golden Path, Golden Path Merger Sub Corporation (“Golden Path Merger Sub”), a Cayman Islands exempted company incorporated for the purpose of effectuating the Business Combination, and MC Hologram Inc. (“MC”), a Cayman Islands exempted company. Please see “Item 1 Financial statements - Note 1 - Nature of Business and Organization” for additional detail regarding the Business Combination.

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31 2023	December 31 2022,
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,328,906	$21,910,338
Accounts receivable, net	9,581,046	11,650,012
Prepayments and other current assets	880,151	894,479
Due from related parties	-	8,740
Inventories, net	274,828	254,879
Total current assets	31,064,931	34,718,448

NON-CURRENT ASSETS
Property and equipment, net	245,863	238,920
Prepayment and deposits, net	77,509	60,460
Intangible assets, net	2,006,803	2,229,386
Investments in unconsolidated entities	87,367	-
Right-of-use assets, net	531,765	589,301
Goodwill	3,080,537	3,067,317
Total non-current assets	6,029,844	6,185,384
Total assets	$37,094,775	$40,903,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,850,864	$8,874,369
Advance from customers	374,715	493,539
Other payables and accrued liabilities	1,969,638	1,964,501
Due to related parties	-	50,745
Operating lease liabilities - current	226,213	231,483
Loan payable	-	59,444
Taxes payable	82,547	87,319
Total current liabilities	11,503,977	11,761,400

NON-CURRENT LIABILITIES
Operating lease liabilities - noncurrent	323,708	373,298
Deferred tax liabilities	132,777	160,430
Warrant liabilities	61,709	61,709
Total other liabilities	518,194	595,437
Total liabilities	12,022,171	12,356,837

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Ordinary shares, $0.0001 par value	5,081	5,081
Additional paid-in capital	36,701,010	36,701,010
Retained earnings	(12,619,652)	(9,119,628)
Statutory reserves	1,722,262	1,722,262
Accumulated other comprehensive loss	(664,865)	(805,112)
Total MICROCLOUD HOLOGRAM INC. shareholders’ equity	25,143,836	28,503,613
Non-controlling interest	(71,232)	43,382
Total Equity	25,072,604	28,546,995
Total liabilities and shareholders’ equity	$37,094,775	$40,903,832

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three months ended,
	2023	2022
OPERATING REVENUES
Products	$1,055,701	$11,678,900
Services	5,524,030	12,536,311
Total Operating Revenues	6,579,731	24,215,211

COST OF REVENUES
Products	(721,648)	(11,090,989)
Services	(1,973,061)	(2,338,023)
Total Cost of Revenues	(2,694,709)	(13,429,012)

GROSS PROFIT	3,885,022	10,786,199

OPERATING EXPENSES
Provision for doubtful accounts	(2,119,725)	(20,534)
Selling expenses	(354,583)	(252,503)
General and administrative expenses	(1,108,925)	(684,577)
Research and development expenses	(4,106,916)	(6,553,058)
Total operating expenses	(7,690,149)	(7,510,672)

(LOSS)/INCOME FROM OPERATIONS	(3,805,127)	3,275,527

OTHER INCOME/(EXPENSE)
Finance income, net	104,183	35,098
Other income, net	57,855	38,172
Total other income, net	162,038	73,270

(LOSS)/PROFIT BEFORE INCOME TAXES	(3,643,089)	3,348,797
BENEFIT FOR INCOME TAX	28,450	56,710

NET (LOSS)/INCOME	$(3,614,639)	$3,405,507
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(114,614)	9,523
NET (LOSS)/INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	$(3,500,025)	$3,395,984

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment	(1,226)	(8,136)
	-
COMPREHENSIVE (LOSS)/INCOME	$(3,615,865)	$3,397,371
LESS: COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(114,614)	9,523
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS	$(3,501,251)	$3,387,848

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Weighted average number of ordinary shares outstanding-Basic and diluted	20,071,595	132,000,000

EARNINGS PER SHARE ATTRIBUTABLE TO MICROCLOUD HOLOGRAM INC. ORDINARY SHAREHOLDERS
(Loss)/Earnings per ordinary share - Basic and diluted	$(0.17)	$0.03

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Ordinary shares		Additional	Retained earnings		other	Non-
		Par	paid-in	Statutory		comprehensive	controlling
	Shares	value	capital	reserves	Unrestricted	(loss)	Interest	Total
Balance as of December 31, 2022	50,812,035	$5,081	$36,701,010	$1,722,262	$(9,119,628)	$(805,112)	$43,382	$28,546,995
Net (loss)/income	-	-	-	-	(3,500,024)	-	(114,614)	(3,614,638)
Foreign currency translation	-	-	-	-	-	140,247	-	140,247
Balance as of March 31, 2023	50,812,035	$5,081	$36,701,010	$1,722,262	$(12,619,652)	$(664,865)	$(71,232)	$25,072,604

MICROCLOUD HOLOGRAM INC. AND ITS SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income		$(3,614,638)	$3,405,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		258,286	260,069
Amortization of operating lease right-of-use assets		60,298	61,210
Provision for doubtful accounts		2,119,725	20,534
Deferred tax benefits		(28,449)	(73,309)
Provision for inventory reserve		-	22,753
Interest income			(39,603)
Loss on disposal of fixed assets			518

Change in operating assets and liabilities:
Accounts receivable		7,290	(5,042,206)
Prepayment and other current assets		18,250	(779,959)
Inventories		(18,920)	2,187
Prepayments and deposits		(16,851)	(12,748)
Accounts payable		(61,982)	2,631,067
Operating lease liabilities		(57,679)	(56,115)
Advance from customers		(121,398)	162,220
Other payables and accrued liabilities		(3,342)	38,174
Taxes payable		(5,167)	(328,324)
Net cash (used in)/provided by operating activities		(1,464,577)	271,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investment in time deposit		-	(1,575,746)
Loan to third parties			(1,575,746)
Loan repayment from third parties			2,100,381
Investments in unconsolidated entities		(87,690)	-
Purchases of property and equipment		(31,170)	(706)
Net cash provided by/(used in) investing activities		(118,860)	(1,051,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts advanced from related parties		-	63,562
Amounts advanced to related parties		-	(3,196)
Repayments from related parties		8,810
Repayments to related parties		(51,152)	(58)
Repayments of third-party loan		(59,921)	-
Proceeds of third-party loan			78,787
Net cash provided by/(used in) financing activities		(102,263)	139,095

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS		104,268	(8,906)

CHANGE IN CASH AND CASH EQUIVALENTS		(1,581,432)	(649,653)
CASH AND CASH EQUIVALENTS, beginning of period		21,910,338	7,564,681
CASH AND CASH EQUIVALENTS, end of period		$20,328,906	$6,915,028

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$		$287
Cash paid for interest expense		$790	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease liabilities		$826,272	$890,864

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

On September 16, 2022, the Company consummated the previously announced business combination pursuant to the Merger Agreement, by and among Golden Path, Golden Path Merger Sub, and MC. Pursuant to the Merger Agreement, MC merged with Golden Path Merger Sub, survived the merger and continued as the surviving company and a wholly owned subsidiary of Golden Path (the “Merger”, and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Business Combination, Golden Path changed its name to MicroCloud Hologram Inc., pursuant to which Golden Path issued 44,554,455 ordinary shares to MC shareholders. Prior to the Transaction Close, the holders of Golden Path ordinary shares had the right to redeem all or a portion of their Golden Path ordinary shares calculated in accordance with Golden Path’s governing documents. At the Closing, each of Golden Path’s public units separated into its components consisting of one ordinary share, one warrant and one right, as a result, the units no longer trade as a separate security. As a result of the closing of the Business Combination, after reflecting the actual redemption of 2,182,470 shares by Golden Path shareholders, MC owns approximately 87.68% of the outstanding Golden Path ordinary shares, the former shareholders of Golden Path owns approximately 11.57% of the outstanding Golden Path ordinary shares, and Peace Asset Management, a private held entity who facilitated the business combination, owns approximately 0.75 % as of March 31, 2023 (not giving effect to any shares issuable to them upon the exercise of any Golden Path warrants). Immediately after giving effect to the Business Combination, MicroCloud has 50,812,035 ordinary shares issued and outstanding, and 6,020,500 warrants outstanding. The proceeds received from the Reverse Recapitalization is $33.2 million, net of certain transaction costs.

As a result of the consummation of the Business Combination, MC is now a wholly owned subsidiary of the Company, which has changed its name to MicroCloud Hologram Inc.

Following the Closing, on September 19, 2022, the ordinary shares and public warrants outstanding upon the Closing began trading on the NASDAQ Stock Exchange (the “NASDAQ”) under the symbols “HOLO” and “HOLOW,” respectively.

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“GAAP”) because the primary assets of Golden Path would be nominal following the close of the Merger. Under this method of accounting, Golden Path was treated as the “acquired” company for financial reporting purposes and MC was determined to be the accounting acquirer based on the terms of the Merger and other factors including: (i) MC’s stockholders have a majority of the voting power of the combined company, (ii) MC comprises a majority of the governing body of the combined company, and MC’s senior management comprises all of the senior management of the combined company, and (iii) MC comprises all of the ongoing operations of the combined entity. Accordingly, for accounting purposes, this transaction was treated as the equivalent of the Company issuing shares for the net assets of Golden Path, accompanied by a recapitalization. The shares and net loss per common share, prior to the Reverse Recapitalization, have been retroactively restated as shares reflecting the Exchange Ratio established in the Reverse Recapitalization (one Golden Path share for one Company share). The net assets of Golden Path were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of MC.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities as of March 31, 2023:

Name	Background		Ownership
MC Hologram Inc (“MC”)	-	A Cayman Islands company	100% owned by MicroCloud
	-	Formed on November 10, 2020
	-	Registered capital of USD 50,000

Quantum Edge HK Limited (“Mengyun HK”)	-	A Hong Kong company	100% owned by MC
	-	Formed on November 25, 2020
	-	Registered capital of HK 10,000 (USD 1,290)
	-	A holding company

Beijing Xihuiyun Technology Co., Ltd (“Beijing Xihuiyun”)	-	PRC limited liability company	100% owned by Mengyun HK
	-	Formed on May 11, 2021
	-	Registered capital of RMB 207,048,000 (USD 30,000,000)
	-	A holding company

Shanghai Mengyun Holographic Technology Co., Ltd. (“Shanghai Mengyun”)	-	A PRC limited liability company	81.63% owned by Beijing Xihuiyun and 18.37% owned by Mengyun HK
	-	Formed on March 24, 2016
	-	Registered capital of RMB 27,000,000 (USD 4,316,665)
	-	Primarily engages in holographic integrated solutions.

Shenzhen Mengyun Holographic Technology Co., Ltd. (“Shenzhen Mengyun”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on March 15, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic integrated solutions.

Shenzhen Qianhai Youshi Technology Co., Ltd. (“Qianhai Youshi”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on August 14, 2014
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Shenzhen Yijia Network Technology Co., Ltd. (“Yijia Network”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on September 25, 2008
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic content sales and SDK software services.

Name	Background		Ownership
Horgos Youshi Network Technology Co., Ltd. (“Horgos Youshi”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on November 2, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in holographic content sales and SDK software services.

Horgos Weiyi Software Technology Co., Ltd. (“Horgos Weiyi”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on September 6, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic integrated solutions.

Shenzhen BroadVision Technology Co., Ltd. (“Shenzhen Bowei”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on April 12, 2016
	-	Registered capital of RMB 10,000,000 (USD 1,538,461)
	-	Primarily engages in holographic PCBA solutions.

Mcloudvr Software Network Technology HK Co., Limited (“Mcloudvr HK”)	-	A Hong Kong company	100% owned by Shenzhen Mengyun
	-	Formed on February 2, 2016
	-	Registered capital of HKD 100,000 (USD 12,882)
	-	Primarily engages in holographic integrated solutions.

Shenzhen Tianyuemeng Technology Co., Ltd. (“Shenzhen Tianyuemeng”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on January 6, 2014
	-	Registered capital of RMB 20,000,000 (USD 3,076,922)
	-	Primarily engages in holographic advertising services.

Shenzhen Yunao Hongxiang Technology Co., Ltd. (“Shenzhen Yunao”)	-	A PRC limited liability company	100% owned by Shenzhen Mengyun
	-	Formed on December 3, 2021
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Broadvision Intelligence (Hong Kong), Ltd. (“Broadvision HK”)	-	A Hong Kong company	100% owned by Shenzhen Bowei
	-	Formed on November 5, 2020
	-	Registered capital of HKD 10,000 (USD 1,288)
	-	No operation

Horgos BroadVision Technology Co., Ltd. (“Horgos Bowei”)	-	A PRC limited liability company	100% owned by Shenzhen Bowei
	-	Formed on November 4, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in holographic PCBA solutions.

Name	Background		Ownership
Horgos Tianyuemeng Technology Co., Ltd. (“Horgos Tianyuemeng”)	-	A PRC limited liability company	100% owned by Shenzhen Tianyuemeng
	-	Formed on October 23, 2020
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	Primarily engages in SDK software services.

Horgos Tianyuemeng Technology Co., Ltd.-Shenzhen Branch (“Horgos Tianyuemeng-SZ”)	-	A PRC limited liability company	100% owned by Horgos Tianyuemeng
	-	Formed on March 19, 2021
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	No operation
	-	Dissolved on December 10, 2021

Shanghai Mengyun Quanyou Vision Technology Co., Ltd (“Shanghai Quanyou”)	-	A PRC limited liability company	100% owned by Shanghai Mengyun
	-	Formed on June 24, 2021
	-	Registered capital of RMB 1,000,000 (USD 153,846)
	-	No operation
	-	Dissolved on September 1, 2021

Ocean Cloud Technology Co., Limited. (“Ocean HK”)	-	A Hong Kong company	56% owned by Mcloudvr HK
	-	Formed on November 4, 2021
	-	Registered capital of HKD 10,000 (USD 1,288)
	-	No operation

Shenzhen Haiyun Xinsheng Technology Co., Ltd. (“Shenzhen Haiyun”)	-	A PRC limited liability company	100% owned by Ocean HK
	-	Formed on December 3, 2021
	-	Registered capital of RMB 50,000,000 (USD 7,846,707)
	-	No operation

Shenzhen Tata Mutual Entertainment Information Technology Co., Ltd. (“Shenzhen Tata”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on January 16, 2020
	-	Sold on June 30, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion service

Shenzhen Youmi Technology Co., Ltd. (“Shenzhen Youmi”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on March 17, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion and advertising service

Shenzhen Yushian Technology Co., Ltd. (“Shenzhen Yushi”)	-	A PRC limited liability company	100% owned by Shenzhen Haiyun
	-	Formed on February 18, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Name	Background		Ownership
Horgos Tata Mutual Entertainment Information Technology Co., Ltd. (“Horgos Tata”)	-	A PRC limited liability company	100% owned by Shenzhen Tata
	-	Formed on March 22, 2022
	-	Sold on June 30, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Game promotion service

Horgos Youmi Technology Co., Ltd. (“Horgos Youmi”)	-	A PRC limited liability company	100% owned by Shenzhen Youmi
	-	Formed on January 29, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Horgos Yushian Technology Co., Ltd. (“Horgos Yushi”)	-	A PRC limited liability company	100% owned by Shenzhen Yushi
	-	Formed on March 24, 2022
	-	Registered capital of RMB 5,000,000 (USD 784,671)
	-	Advertising service

Kashgar Youshi Information Technology Co., Ltd. (“Kashgar Youshi”)	-	A PRC limited liability company	100% owned by Qianhai Youshi
	-	Formed on May 5, 2016
	-	Registered capital of RMB 5,000,000 (USD 769,230)
	-	Primarily engages in holographic content sales and SDK software services.

Note 2 — Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from operations, advance from shareholders, and proceeds from third party loan have been utilized to finance the working capital requirements of the Company. As of March 31, 2023, the Company had cash of $20.3 million. The Company’s working capital was approximately $21.5 million as of March 31, 2023. The Company believes its revenues and operations will continue to grow and the current working capital is sufficient to support its operations and debt obligations as they become due one year through report date.

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, regarding financial reporting, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for any other three months period or for the full year of 2023. Accordingly, these statements should be read in conjunction with the Company’s audited financial statements and note thereto as of and for the year ended December 31, 2022.

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

Foreign currency translation and transaction

The functional currency of MicroCloud, MC, Mengyun HK, Mcloudvr HK and Broadvision HK is in US dollars and the functional currency of the Company’s other subsidiaries are RMB, as determined based on the criteria of Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters.”

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

In the unaudited consolidated financial statements, the financial information of the Company and other entities located outside of the PRC has been translated into USD. Assets and liabilities of the Company translated from their respective functional currencies to the reporting currency at the exchange rates at the balance sheet dates, equity accounts are translated at historical exchange rates and revenues and expenses are translated at the average exchange rates in effect during the reporting period. The resulting foreign currency translation adjustment are recorded in other comprehensive income (loss).

The balance sheet amounts, with the exception of shareholders’ equity for MC, Mengyun HK, Mcloudvr HK and Broadvision HK as of March 31, 2023 and December 31, 2022 were translated at RMB 1.00 to USD 0.1456 and to USD 0.1450, respectively. The shareholders’ equity accounts were stated at their historical rate. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Convenience translation

Translations of balances in the unaudited consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows from RMB into USD as of and for the three months ended March 31, 2023 are solely for the convenience of the reader and were calculated at the rate of RMB 1.00 to USD 0.1456, representing the noon buying rate set forth in the H.10 statistical release of the U.S. Federal Reserve Board on March 31, 2023. No representation is made that the RMB amounts represent or could have been, or could be, converted, realized or settled into USD at that rate, or at any other rate.

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

Accounts receivable, net

Accounts receivables include trade accounts due from customers. Accounts are considered overdue after 90 days. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and provides an allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of March 31, 2023, and December 31, 2022, the Company has $2,820,015 and $705,060 of allowance for doubtful accounts for accounts receivable, respectively.

Inventories, net

Inventories are comprised of raw material and finish goods are stated at the lower of cost or net realizable value using the weighted average method. Cost of finished goods comprise direct material and outsourced assembling costs. Management reviews inventories for obsolescence and cost in excess of net realizable value periodically when appropriate and records a reserve against the inventory when the carrying value exceeds net realizable value. As of March 31, 2023 and December 31, 2022, the Company has an allowance of $25,964 and $25,584, respectively.

Prepayments, other current assets and deposits, net

Prepayments and other current assets are mainly payments made to vendors or service providers for purchasing goods or services that have not been received or provided, deposits for rent and utilities and employee advances. This amount is refundable and bears no interest. Prepayment and deposit are classified as either current or non-current based on the terms of the respective agreements. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2023, and December 31, 2022, the Company made $478 and $481 allowance for noncurrent prepayments and deposits, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended March 31, 2023 and 2022, no impairment of long-lived assets was recognized.

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

Noncontrolling Interests

The Company’s noncontrolling interests represent the minority shareholders’ ownership interests related to the Company’s subsidiaries, including 44% for Ocean HK and its subsidiaries. The noncontrolling interests are presented in the consolidated balance sheets separately from equity attributable to the shareholders of the Company. Noncontrolling interests in the results of the Company are presented on the consolidated statement of income as allocations of the total income or loss for the three months ended March 31, 2023 between noncontrolling interest holders and the shareholders of the Company.

Ordinary share Warrants

The Company accounts for ordinary share warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

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

b. Holographic Technology Intelligence Vision software and Technology Development Service

The Company generates revenue by developing ADAS software and technology, which are generally on a fixed-priced basis. The Company has no alternative use for the customized software and the Company has an enforceable right to payment for performance completed to date. Revenues from ADAS software development contracts are recognized over time during the contract period based on the Company’s measurement of progress towards completion using input method, which is usually measured by comparing labor hours expended to date to total estimated labor hours needed to satisfy the performance obligation. As of March 31, 2023 and December 31, 2022, the Company’s aggregate amount of transaction price allocated to unsatisfied performance obligation is $0 and $384,489. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. The Company has a long history of developing various ADAS software resulting in its ability to reasonably estimate the progress toward completion on each fixed price customized contracts.

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

Advertising costs

Advertising costs amounted to $138,153.67 and $85,937 for the three months ended March 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred and included in selling expenses.

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

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

Other income, net

Other income includes government subsidies which are amounts granted by local government authorities as an incentive for companies to promote development of the local technology industry. The Company receives government subsidies and records such government subsidies as a liability when it is received. The Company records government subsidies as other income when there is no further performance obligation. Total government subsidies amounted to $12,191 and $6,665 for the three months ended March 31, 2023 and 2022, respectively.

Other income also includes $25,235 and $8,158 for other non-operating income for the three months ended March 31, 2023 and 2022, respectively.

Operating leases

Effective January 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On January 1, 2022, the Company recognized approximately USD 0.8 million of right of use (“ROU”) assets and approximately USD 0.8 million of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 7%.

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

Employee benefits

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $60,844 and $176,196 the three months ended March 31, 2023 and 2022, respectively.

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

Note 3 — Accounts receivable, net

Accounts receivable, net consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$12,401,061	$12,355,072
Less: allowance for doubtful accounts	(2,820,015)	(705,060）
Accounts receivable, net	$9,581,046	$11,650,012

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	December 31, 2022
Beginning balance	$705,060	$296,051
Provision for doubtful accounts	2,119,725	442,335
Exchange difference	(4,770)	(33,326)
Ending balance	$2,820,015	$705,060

Net provision for doubtful accounts for the three months ended March 31, 2023 and 2022 amounted to $2,119,725 and $442,335, respectively.

Note 4 — Inventories, net

	March 31, 2023	December 31, 2022
Raw materials	$283,532	$263,304
Finished goods	16,990	17,159
Total	300,522	280,463
Less: Inventory allowance	(25,694)	(25,584)
Inventories, net	$274,828	$254,879

As of March 31, 2023 and December 31, 2022, the management of the Company estimated its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company recognized nil and nil inventory allowance as of March 31, 2023 and December 31, 2022, respectively.

Movement of inventory reserve is as follows:

	March 31, 2023	December 31, 2022
Beginning balance	$25,584	$27,692
Provision for inventory reserve	-	-
Exchange difference	110	(2,108)
Ending balance	$25,694	$25,584

Note 5 — Property and equipment, net

Property and equipment, net consist of the following:

	March 31, 2023	December 31, 2022
Office equipment	$166,063	$165,351
Mechanical equipment	154,228	153,566
Electronic and other equipment	388,465	355,875
Vehicles	6,404	6,377
Less: accumulated depreciation	(469,297)	(442,249)
Total	$245,863	$238,920

Depreciation expense for the three months ended March 31, 2023 and December 31, 2022 amounted to $27,048 and $69,104, respectively.

Note 6 — Intangible assets, net

The Company’s intangible assets with definite useful lives primarily consist of accounting software. The following table summarizes acquired intangible asset balances as of:

	March 31 2023	December 31 2022
Customer relationship	$1,936,630	$1,928,318
Software	2,147,130	2,137,916
Non-compete agreements	334,906	333,469
Less: accumulated amortization	(2,411,863)	(2,170,317)
Total	$2,006,803	$2,229,386

The estimated annual amortization expense for each of the five succeeding fiscal years is as follow:

Year ending December 31,
2023	$686,338
2024	669,919
2025	650,457
2026	89
Total	$2,006,803

Note 7 — Prepayment, other assets, and deposits

	March 31 2023	December 31 2022
Current:
Inventory Purchase	$298,342	$457,875
Rent and rent deposits	780	18,776
VAT	166,598	129,480
Professional service	345,586	231,066
Other services	68,846	57,282
Prepayment and other current assets	$880,151	$894,479

Non-current:
Rent deposits	$74,702	$59,144
Other	3,288	1,794
Allowance for doubtful accounts	(481)	(478)
Prepayment and deposit	$77,509	$60,460

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	December 31, 2022
Beginning balance	$478	$518
Recovery of doubtful accounts	-	-
Exchange difference	3	(40)
Ending balance	$481	$478

Note 8 — Goodwill

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

	March 31, 2023	December 31, 2022
Goodwill from Shenzhen Bowei acquisition*	$1,416,665	$1,410,585
Goodwill from Shenzhen Tianyuemeng acquisition**	1,663,872	1,656,732
Goodwill	$3,080,537	$3,067,317

*	On July 1, 2020, Shenzhen Mengyun entered into acquisition agreement to acquire 100% equity interests of Shenzhen Bowei, a provider of holographic PCBA solutions. The transaction consummated on July 1, 2020. According to the agreement, acquisition consideration is RMB 20,000,000 (approximately USD 3.1 million) to acquire the 100% equity interests of Shenzhen Bowei. Acquired amortizable intangible assets includes customer relationship, software, and non-compete agreements. Approximately RMB 9.7 million (USD 1.5 million) of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.
**	On October 1, 2020, Shenzhen Mengyun entered into acquisition agreement to acquire 100% equity interests of Shenzhen Tianyuemeng, an entity focused on holographic advertising services. The transaction consummated on October 1, 2020. According to the agreement, acquisition consideration is RMB 30,000,000 (approximately USD 4.6 million) to acquire the 100% equity interests of Shenzhen Tianyuemeng. Acquired amortizable intangible assets includes customer relationship, software, and non-compete agreements. Approximately RMB 11.4 million (USD 1.8 million) of goodwill arising from the acquisition is mainly attributable to the excess of the consideration paid over the fair value of the net assets acquired that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

The changes in the carrying amount of goodwill allocated to reportable segments as of December 31, 2022 and March 31, 2023 are as follows:

	Holographic solutions	Holographic technology service	Total
As of December 31, 2022	$1,410,585	$1,656,732	$3,067,317
As of March 31, 2023	$1,416,665	$1,663,872	$3,080,537

Note 9 — Investments in unconsolidated entities

	March 31, 2023	December 31, 2022
Equity investments without readily determinable fair value:
19.9% Investment(1)	$291,223	$289,973
4.4% Investment(2)	72,806	72,493
5% Investment(3)	87,367	86,992
3% Investment(4)	145,611	144,986
2% Investment(5)	87,367
Impairment	(597,006)	(594,444)
Total	$87,367	$-

(1)	In August 2016, Shenzhen Mengyun invested RMB 2,000,000 in a company in the technology development and animation design areas for 19.9% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 2,000,000 (USD 306,645) impairment loss for the investment in 2018.
(2)	In November 2015, Shanghai Mengyun invested RMB 500,000 in a company in the database service for 4.44% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 500,000 (USD 76,661) impairment loss for the investment in 2018
(3)	In September 2021, Shenzhen Mengyun invested RMB 600,000 in a company specializing in research and development of smart wearable devices for 5% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 600,000 (USD 89,166) impairment loss for the investment in 2022.
(4)	In October 2021, Shenzhen Mengyun invested RMB 1,000,000 in a company specializing in VR/AR education technology for 3% equity interest. Due to the continual losses, the Company believes that the probability of recovering the investment is low. Therefore, the Company accrued RMB 1,000,000 (USD 148,611) impairment loss for the investment in 2022.
(5)	In March 2023, Shenzhen Mengyun invested RMB 600,000 in a company in the technology development and animation design areas for 2% equity interest.

Note 10 — Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Employee compensation payable	$1,004,959	$996,823
Payable from prior acquisition	565,953	563,524
Other	398,726	404,154
	$1,969,638	$1,964,501

Note 11 — Related party balances and transactions

The amounts due from related parties consist of the following:

RP Name	Relationship	Nature	March 31, 2023	December 31, 2022
Shenzhen Ultimate Holographic Culture Communication Co., Ltd.	Shenzhen Mengyun’s 19.9% equity investment	Advances for operational purposes, no interest, due on demand	$-	$8,740
			$-	$8,740

The amounts due to related parties consists of the following:

RP Name	Relationship	Nature	March 31, 2023	December 31, 2022
Yuxiu Han	Former shareholder and current legal representative of Shenzhen Bowei	Advances for operational purpose, no interest, due on demand	-	50,745
			$-	$50,745

Note 12 — Income taxes

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

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e., effective rate is 10%). On April 2, 2021, MOF and SAT further jointly issued Cai Shui 2021 No. 12, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 2.5%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2024, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 5%). March 26, 2023, MOF and SAT further jointly issued Cai Shui 2023 No. 6 which clarified that from January 1, 2023 to December 31, 2024, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%).For the three months ended March 31, 2022 and 2023, Shenzhen Tianyuemeng, Yijia Network, and Qianhai Youshi and Shenzhen Yunao were eligible to employ this policy.

Significant components of the income tax expense (benefit) consisted of the following:

	Three months ended March 31,
	2023	2022
Current income tax expense	$-	$16,599
Deferred income tax benefit	(28,450)	(73,309)
Total	$(28,450)	$(56,710)

Deferred tax assets and liabilities — China

Significant components of deferred tax assets and liabilities were as follows:

	March 31 2023	December 31 2022
Deferred tax assets:
Allowance for doubtful accounts	$37,403	$37,242
Depreciation and amortization	-	-
Impairment loss for investment	34,947	34,797
Net operating loss carry forward	496,494	494,364
Inventory reserve	3,854	3,838
Right of use	70,711	2,045
Less: valuation allowance	(513,397)	(442,832)
Deferred tax assets, net	130,012	129,454
Deferred tax liabilities:
Recognition of intangible assets arising from business acquisition	(262,789)	(289,884)
Deferred tax liabilities, net	(262,789)	(289,884)
Total deferred tax liabilities, net	$(132,777)	$(160,430)

The Company evaluated the recoverable amounts of deferred tax assets, and provided a valuation allowance to the extent that future taxable profits will be available against which the net operating loss and temporary differences can be utilized. Valuation allowance is provided against deferred tax assets when the Company determines that it is more likely than not that the deferred tax assets will not be utilized in the future. In making such determination, the Company considered factors including future taxable income exclusive of reversing temporary differences and tax loss carry forwards. Valuation allowance was provided for net operating loss carry forward because it was more likely than not that such deferred tax assets would not be realized based on the Company’s estimate of its future taxable income. If events occur in the future that allow the Company to realize more of its deferred income tax than the presently recorded amounts, an adjustment to the valuation allowances will result in a decrease in tax expense when those events occur. The valuation allowance was increased by $70,565 and $38,311 for the three months ended March 31, 2023 and 2022, respectively.

The Company recognized deferred tax liabilities related to the excess of the intangible assets reporting basis over its income tax basis as a result of fair value adjustment from acquisitions in 2020. The deferred tax liabilities will reverse as the intangible assets are amortized for financial statement reporting purposes.

As of March 31, 2023, the Company had net operating loss carry forwards of approximately $5,538,621, which arose from Shenzhen Mengyun, Qianhai Youshi, Yijia Nework and Shenzhen Bowei, the subsidiaries established in the PRC, and will expire during the period from 2022 to 2026.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and March 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses For the three months ended March 31, 2022 and 2023, and also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from March 31, 2023.

Value added taxes (“VAT”)

Revenue represents the invoiced value of service, net of VAT. The VAT are based on gross sales price. VAT rate is 6% on services and 13% on goods in China.

Taxes payable consisted of the following:

	March 31, 2023	December 31, 2022
VAT taxes payable	$15,618	$7,199
Income taxes payable	66,112	68,660
Other taxes payable	817	11,459
Totals	$82,547	$87,319

Note 13 — Concentration of risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and short-term investments consisting of time deposit. In China, the insurance coverage for cash deposits at each bank is RMB 500,000. As of March 31, 2023 and December 31, 2022, cash and time deposit balance of $20,328,906 and $21,910,338 was deposited with financial institutions located in China. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Customer concentration risk

For the three months ended March 31, 2023, one customer accounted for 25.7% of the Company’s total revenues. For the three months ended March 31, 2022, one customer accounted for 38.8% of the Company’s total revenues.

As of March 31, 2023, two customers accounted for 31.1%, and 21.1% of the Company’s accounts receivable, respectively. As of December 31, 2022, two customers accounted for 26.4% and 15.8% of the Company’s accounts receivable, respectively.

Vendor concentration risk

For the three months ended March 31, 2023, two vendors accounted for 59.0% and 12.7% of the Company’s total purchases, respectively. For the three months ended March 31, 2022, two vendors accounted for 45.6% and 23.5% of the Company’s total purchases.

As of March 31, 2023, one vendor accounted for 68.2% of the Company’s accounts payable. As of December 31, 2022, two vendors accounted for 63.6% and 10.0% of the Company’s accounts payable, respectively.

Note 14 — Shareholders’ equity

Ordinary shares

The Company was established under the laws of Cayman Islands on November 10, 2020 with authorized share of 500,000,000 ordinary Shares with a par value of USD 0.0001 each, 132,000,000 of which have been issued and are outstanding.

At the closing of the Business Combination, the issued and outstanding shares in MC held by the former MC shareholders were cancelled and ceased to exist, in exchange for the issuance of an aggregate of 44,554,455 Golden Path ordinary shares.

The number of shares of ordinary issued immediately following the consummation of the Merger was 50,812,035 shares with a par value of USD 0.0001 each.

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

As a result of the foregoing restrictions, Mengyun PRC entities are restricted in their ability to transfer their assets to the Company. Foreign exchange and other regulations in the PRC may further restrict Mengyun PRC entities from transferring funds to the Company in the form of dividends, loans and advances. As of March 31, 2023 and December 31, 2022, amounts restricted are the paid-in-capital and statutory reserve of Mengyun PRC entities, which amounted to $6,121,025 and $6,121,025.

Statutory reserve

During the three months ended March 31, 2023 and 2022, Mengyun PRC entities collectively attributed $0 and $126,416, of retained earnings for their statutory reserves, respectively

Note 15 — Leases

The Company has several offices lease agreements with lease terms ranging from two to six years. Upon adoption of ASU 2016-02 on January 1, 2022, the Company recognized approximately RMB 5.7 million (USD 0.9 million) of right of use (“ROU”) assets and approximately RMB 5.7 million (USD 0.9 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 7.0%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of approximately 2.75 years.

For the three months ended March 31, 2023, rent expenses for the operating leases and short-term lease (less than one year) were $70,168 and $ 25,408, respectively.

For the three months ended March 31, 2022, rent expenses for the operating leases and short term lease (less than one year) were $ 72,563 and $ 21,955, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Years ending December 31,
2023(remaining nine months)	$198,806
2024	182,351
2025	140,147
2026	84,424
Total lease payments	605,728
Less: Interest	(55,809)
Present value of lease liabilities	$549,921

Future amortization of Company’s ROU assets is presented below:

Twelve months ending December 31,
2023(remaining nine months)	$177,353
2024	159,780
2025	120,249
2026	74,383
Total	$531,765

Note 16 — Warrant liabilities

As of March 31, 2023, the Company had 5,750,000 public warrants and 270,500 private warrants.

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

Note 17 — Commitments and contingencies

Contingencies

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited consolidated financial statements.

Note 18 — Segments

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

The summary information by segment are as follows:

	Holographic solutions	Holographic technology service	Total March 31 2022
Revenues	$13,514,868	10,700,343	$24,215,211
Cost of revenues	(12,129,157)	(1,299,855)	(13,429,012)
Gross profit	1,385,711	9,400,488	10,786,199
Depreciation and amortization	(99,202)	(160,867)	(260,069)
Total capital expenditures	$(706)	-	$(706)

	Holographic solutions	Holographic technology service	Total March 31 2023
Revenues	$1,231,097	$5,348,634	$6,579,731
Cost of revenues	(824,440)	(1,870,269)	(2,694,709)
Gross profit	406,657	3,478,365	3,885,022
Depreciation and amortization	(258,286)	-	(258,286)
Total capital expenditures	$(31,170)	$-	$(31,170)

Total assets as of:

	March 31,	December 31,
	2023	2022
Holographic solutions	$26,773,929	$29,063,408
Holographic technology service	10,320,846	11,840,424
Total Assets	$37,094,775	$40,903,832

Disaggregated information of holographic solutions revenues by business lines are as follows:

	Three months ended March 31,
	2023	2022
Holographic Technology LiDAR Products	$818,578	$1,742,815
Holographic Technology Intelligence Vision software and Technology Development Service	171,530	875,580
Holographic Technology Licensing and Content Product	240,989	1,490,123
Holographic Hardware Sales	-	9,406,350
Total Holographic Solutions	$1,231,097	$13,514,868

Note 19 — Subsequent events

The Company, along with its shareholder Joyous JD Limited, has initiated litigation in the New York Supreme Court New York County against Greenland Asset Management Corporation, the sponsor of the pre-business combination company, Golden Path Acquisition Corporation (“Sponsor”).

1. Joyous JD Limited is seeking damages in connection with the Sponsor’s breach of certain investment agreements which was executed by and between the Sponsor and Joyous JD Limited;

2. The Company is seeking damages in connection with the Sponsor’s noncompliant misuse of Form S-4 in registering shares during the course of the business combination, which resulted in a forced withdrawal of the Form S-4. The Company has commenced lawsuit seeking damages.

The Court has accepted the complaint filed by the Company and Joyous JD Limited. Due to uncertainty over the process and outcome of the lawsuit, the final ruling of the Court shall prevail.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report and our Quarterly Report on Form 10-Q.

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

Key Components

Operating Revenues

Effective January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”), applying the modified retrospective method to all contracts that were not completed as of January 1, 2019. Results for the three months ended March 31, 2022 and 2023 are presented under Topic 606. Based on the requirements of ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

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

	For the three months ended March 31,
	2023		2022
	US$	%	US$	%
	(Unaudited)
Operating revenues
Products	1,055,701	16.0	11,678,900	48.2
Services	5,524,030	84.0	12,536,311	51.8
Total operating revenues	6,579,731	100.0	24,215,211	100.0

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

	For the Three Months Ended March 31,
	2023		2022
	US$	%	US$	%
	(Unaudited)
Cost of revenues
Products	721,648	11.0	11,090,989	45.8
Services	1,973,061	30.0	2,338,023	9.7
Total cost of revenues	2,694,709	41.0	13,429,012	55.5

Selling Expenses

As of March 31, 2023, our selling expenses consist primarily of (i) compensation for selling personnel, (ii) travel expenses of our sales representatives, and (iii) advertising and promotion cost, etc. Our selling expenses as a percentage of revenues were 5.4% and 1.0% for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative Expenses

As of March 31, 2023, our general and administrative expenses consist primarily of (i) compensation for our management and administrative personnel, (ii) expenses in connection with our operation supporting functions such as legal, accounting, consulting and other professional service fees, and (iii) office rental, depreciation, and other administrative related expenses. Our general and administrative expenses as a percentage of revenues were 16.9% and 2.8% for the three months ended March 31, 2023 and 2022, respectively.

Research and Development Expenses (“R&D expenses”)

As of March 31, 2023, our R&D expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, outsourced subcontractors, as well as office rental, depreciation, and related expenses for the Company’s research and product development team. Our R&D expenses as a percentage of revenues were 62.4% and 27.1% for the three months ended March 31, 2023 and 2022, respectively.

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

Hong Kong

Quantum Edge HK Limited, our subsidiary incorporated in Hong Kong, is subject to a two-tiered income tax rate for taxable income earned in Hong Kong. The first HK$2 million of profits earned by a company is subject to be taxed at an income tax rate of 8.25%, while the remaining profits will continue to be taxed at the existing tax rate of 16.5%. No provision for Hong Kong profits tax has been made in the unaudited consolidated financial statements as it has no assessable profit for the three months ended March 31, 2023 and 2022.

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

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2022, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e. effective rate is 10%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2024, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for 75% reduction on a rate of 20% (i.e. effective rate is 5%). On March 26, 2023, MOF and SAT further jointly issued Cai Shui 2023 No. 6 which clarified that from January 1, 2023 to December 31, 2024, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%). For the three months ended March 31, 2023 and 2022, Shenzhen Tianyuemeng, Yijia Network, and Qianhai Youshi and Shenzhen Yunao were eligible to employ this policy.

Tax savings for those entities in Xinjiang province includes Horgos Weiyi, Horgos Youshi, Horgos Bowei, Kashgar Youshi and Horgos Tianyuemeng and for those entities eligible for small enterprises includes Shenzhen Tianyuemeng, Yijia Network, Qianhai Youshi, and HNTEs includes Shanghai Mengyun and Shenzhen Mengyun.

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

Foreign currency translation and transaction

The functional currency of MicroCloud, MC, Mengyun HK, Mcloudvr HK and Broadvision HK is in US dollars and the functional currency of the Company’s other subsidiaries are Renminbi (“RMB”), as determined based on the criteria of Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”.

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

Convenience translation

Translations of balances in the unaudited consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows from RMB into USD as of and for the three months ended March 31, 2023 are solely for the convenience of the reader and were calculated at the rate of RMB 1.00 to USD 0.1456, representing the mid-point reference rate set by Peoples’ Bank of China on March 31, 2023. No representation is made that the RMB amounts represent or could have been, or could be, converted, realized or settled into USD at that rate, or at any other rate.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended March 31, 2022 and 2023, no impairment of long-lived assets was recognized.

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

Noncontrolling Interests

Our noncontrolling interests represent the minority shareholders’ ownership interests related to our subsidiaries, including 44% for Ocean HK and its subsidiaries. The noncontrolling interests are presented in the consolidated balance sheets separately from equity attributable to our shareholders. Noncontrolling interests in the results of us are presented on the consolidated statement of income as allocations of the total income or loss for the three months ended March 31, 2023 between noncontrolling interest holders and our shareholders.

Ordinary share Warrants

We account for ordinary share warrants as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement. See Item 1 of Part I “Financial statements—Note 20—Warrant liabilities”.

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

5)	Recognize revenue when or as the entity satisfies a performance obligation

Our revenue recognition policies effective upon the adoption of ASC 606 are as follows:

(i) Holographic Solutions

a. Holographic Technology LiDAR Products

We generate LiDAR revenue through selling integrated circuit board embedded with holographic software. We typically enter into written contracts with its customer where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of inventory. Our performance obligation is to deliver products according to contract specifications. We recognize product revenues at a point in time when the control of products is transferred to customers.

b. Holographic Technology Intelligence Vision software and Technology Development Service

We generate revenue by developing ADAS software and technology, which are generally on a fixed-priced basis. We have no alternative use for the customized software and we have an enforceable right to payment for performance completed to date. Revenues from ADAS software development contracts are recognized over time during the contract period based on our measurement of progress towards completion using input method, which is usually measured by comparing labor hours expended to date to total estimated labor hours needed to satisfy the performance obligation. As of March 31, 2023 and December 31, 2022, the Company’s aggregate amount of transaction price allocated to unsatisfied performance obligation is $0 and $384,489, respectively. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. We have a long history of developing various ADAS software resulting in its ability to reasonably estimate the progress toward completion on each fixed price customized contracts.

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

d. Holographic Technology Hardware Sales

We are a distributer of holographic hardware and generates revenue through resale. In accordance with ASC 606, revenue recognition: principal agent consideration, an entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. Otherwise, the entity is an agent in the transaction. We evaluate four indicators of control in accordance with ASU 2016-08: 1) for hardware sales, we are the most visible entity to customers and assumes fulfilment risk and risks related to the acceptability of products, including addressing customer complaints directly and handling of product returns or refunds directly; 2) we assume inventory risk after taking the title from vendors and are responsible for product damage during shipment period prior to acceptance of its customers and are also responsible for product return if the customer is not satisfied with the products; 3) we determine the resale price of hardware products; and 4) we are the party that direct the use of the inventory and can prevent the vendor from transferring the product to a customer or to redirect the products to a different customer. After evaluating the above scenario, we consider ourselves the principal of these arrangements and record hardware sales revenue on a gross basis.

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

Our disaggregate revenue streams are summarized and disclosed in “Note 18—Segments” of our unaudited consolidated financial statements included under Item 1 of Part I in this Quarterly Report.

Operating leases

Effective January 1, 2022, we adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On January 1, 2022, we recognized approximately RMB 5.7 million (USD 0.8 million) of right of use (“ROU”) assets and approximately RMB 5.7 million (USD 0.8 million) of operating lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 7%.

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

Results of Operations

The Three Months Ended March 31, 2023 Compared To The Three Months Ended March 31, 2022

Operating Revenues

Our total operating revenue decreased by approximately 70.7% from $24.2 million for the three months ended March 31, 2022 to $6.6 million for the three months ended March 31, 2023. Product revenue declined by approximately 91% from $11.7 million in the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. The service revenue declined by approximately 56% from $12.5 million in the three months ended March 31, 2022 to $5.5 million in the three months ended March 31, 2023. This is due to the current the global economy has not fully recovered, and the industry is still in a weak recovery period. In addition, due to the impact of the Spring Festival holiday, customer demand has decreased, and it will take time for market demand to recover.

Cost of Revenue

Our cost of revenue decreased by approximately 78% from $13.4 million for the three months ended March 31, 2022 to $2.7 million for the three months ended March 31, 2023. The cost of products sales decreased by approximately 93% from $11.1 million for the three months ended March 31, 2022 to $0.7 million for the three months ended March 31, 2023. The cost of services decreased by approximately 0.1% from $2.3 million for the three months ended March 31, 2022 to $1.9 million for the three months ended March 31, 2023, primarily due to Product sales business is constantly decreasing, and expanding our service business.

Gross Profit and Gross Margin

As a result of the factors, our gross profit decreased by approximately 64.0% from $10.8 million for the three months ended March 31, 2022 to $3.9 million for the three months ended March 31, 2023. However, our gross margin increased from 44.5% ended March 31, 2022 to 59% for the three months ended March 31, 2023, as a decrease in our outsourcing costs enabled an increase in gross margin for our advertising and promotion business revenue.

Provision for doubtful accounts

Our provision for doubtful accounts increased by approximately 10223% from $0.1 million for three months ended March 31, 2022 to $2.1 million for the three months ended March 31, 2023, primarily due to the allowance accrued in 2022 based on management’s best estimates of specific losses on customer exposures.

Selling Expenses

Our selling and marketing expenses increased by approximately 40.4% from $0.3 million for the three months ended March 31, 2022 to $0.4 million for the three months ended March 31, 2023. This increase was primarily due to the increase of sales and marketing activities for our business development.

General and Administrative Expenses

Our general and administrative expenses increased by approximately 62.0% from $0.7 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. This increase was primarily due to the administrative costs and audit service fees.

Research and Development Expenses

Our research and development expenses decreased by approximately 37.3% from $6.6 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023. The decrease was primarily due to the volume of research and development activities decreased

Income/(loss) from Operations

As a result of the factors set out above, we had approximately $3.8 million operating loss for the three months ended March 31, 2023 and $3.3 million operating income for the three months ended March 31, 2022.

Financial (Expenses) Income, net

We had net financial expenses of approximately $0.1 million and $0.1 million which consisted primarily of bank charges and interest expenses for the three months ended March 31, 2023 and 2022, respectively

Other Income, net

We recorded other income of approximately $0.1 million and other net income of $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Other income was mainly attributable to government subsidies in the form of cash and taxation award during COVID-19 pandemic period. However, government subsidies in the form of cash and taxation award are discretionary in nature and we do not believe that the increase in government subsidies during the referenced period is reflective of a known trend.

Benefit (Expenses) for Income Tax

Our income tax benefit was approximately $0.1 million for the three months ended March 31, 2023. Our income tax expense was approximately $0.1 million for the three months ended March 31, 2022 primarily due to the decrease of taxable income generated from operations in our subsidiaries in PRC.

Net Income

As a result of the foregoing, we had net loss of approximately $3.6 million and net income of $3.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Cash flow from operations, advance from shareholders, and proceeds from third party loan have been utilized to finance our working capital requirements. As of March 31, 2023, we had cash of $20.3 million. Our working capital was approximately $21.5 million as of March 31, 2023. We believe our revenues and operations will continue to grow and the current working capital is sufficient to support our operations and debt obligations as they become due one year through report date.

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

We recorded net cash provided by operating activities of $1.5 million for the three months ended March 31, 2023. The difference between our net income of $3.6 million and the net cash provided by operating activities was primarily due to an adjustment of $2.4 million in non-cash items, which mainly consisted of depreciation and amortization of $0.3 million, provision for doubtful accounts of $2.1 million.

Net cash generated from operating activities for the three months ended March 31, 2022 was primarily attributable to net income of approximately $3.4 million, and non-cash depreciation and amortization expenses of approximately $0.3 million. Cash inflow was also attributable to the increase in accounts payable approximately $2.6 million and advance from customers approximately $0.2 million with the expansion of business operation. Cash inflow was primarily offset by increase in accounts receivable approximately $5.0 million along with along with MC’s increase in revenue, increase in prepayment approximately $0.7 million for professional services, the increase in payment of various business tax $0.4 million along with the expansion of business operation.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2023, primarily due to the investments in unconsolidated entities of $0.1 million.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2022, primarily due to the loan proceeds to third parties $1.6 million and loan repayment from third parties $2.1 million and investment in time deposit $1.6 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $0.1 million, primarily due to the repayments of third party loan $0.1 million.

Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million, primarily due to a short term bank loan proceeds $ 0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of the material weaknesses identified in our internal control: (i) we did not maintain an effective control environment; and (ii) we lacked formal policies and procedures to establish a risk assessment process and internal control framework and lacked an audit committee and the internal audit function to establish formal risk assessment process and internal control framework. The material weakness could result in misstatements to our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. See Item 1A of Part II “Risk Factors—Risks Factors Relating to Finance and Accounting” for more details.

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

Item 1A.	Risk Factors

Other than the following updated risk factor, there have been no material changes in the risk factors disclosed in Part I, Item 1A in our Form 10-K for the fiscal year ended December 31, 2022.

We have material customer concentration, with a limited number of customers accounting for a material portion of our revenues for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, our five largest customers in aggregate accounted for approximately 75.2% of our revenues, and our largest customer accounted for approximately 25.7% of our revenues. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers, or to predict the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these customers may fluctuate from time to time, which may be affected by market conditions or other factors, some of which may be outside of our control. Further, we may not be able to maintain and solidify our relationships with these major customers on commercially reasonable terms, or at all. As such, any declines in revenues from our major customers could have an adverse effect on our business, results of operations and financial condition.

Our PRC subsidiaries may face uncertainties relating to special preferential income tax rate in connection with PRC high and new technology enterprise and tax exempt status.

Three of our subsidiaries, Shanghai Mengyun, and Shenzhen Mengyun have received the High and New Technology Enterprise Certification. Shanghai Mengyun obtained the “high-tech enterprise” tax status in October 2017 and further renewed in December 2020, which reduced its statutory income tax rate to 15% from January 2017 to December 2023. Shenzhen Mengyun obtained the “high-tech enterprise” tax status in November 2018 and further renewed in December 2021, which reduced its statutory income tax rate to 15% from January 2018 to December 2024. Under PRC laws, Shanghai Mengyun, and Shenzhen Mengyun shall satisfy all the conditions stipulated under the Administrative Measures for Recognition of High and New Technology Enterprises and relevant guidance, including relevant financial, research and development thresholds, manufacturing and otherwise requirements during the three-year period. We cannot assure that Shanghai Mengyun, and Shenzhen Mengyun may maintain the High and New Technology Enterprise Certification during the next three-year period and such preferential income tax treatment could be revoked if Shanghai Mengyun, and Shenzhen Mengyun are deemed unqualified to receive such tax benefits. There is also no guarantee that Shanghai Mengyun, and Shenzhen Mengyun will receive a new High and New Technology Enterprise Certification upon expiration of the three-year preferential treatment period. Accordingly, our financial condition and operation may be adversely affected due to such changes.

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

The Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) on January 17, 2019 jointly issued Cai Shui 2019 No. 13. This clarified that from January 1, 2019 to December 31, 2021, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%) and the income between RMB 1,000,000 and RMB 3,000,000 is eligible for 50% reduction on a rate of 20% (i.e., effective rate is 10%). On April 2, 2021, MOF and SAT further jointly issued Cai Shui 2021 No. 12, which clarified that from January 1, 2022 to December 31, 2022, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 2.5%). On March 14, 2022, MOF and SAT further jointly issued Cai Shui 2022 No. 13, which clarified that from January 1, 2022 to December 31, 2024, eligible small enterprises whose income between RMB 1,000,000 and RMB 3,000,000 is eligible for an extra 50% reduction base on Cai Shui 2019 No. 13 (i.e., effective rate is 5%). March 26, 2023, MOF and SAT further jointly issued Cai Shui 2023 No. 6 which clarified that from January 1, 2023 to December 31, 2024, eligible small enterprises whose RMB 1,000,000 of annual taxable income is eligible for a 75% reduction on a rate of 20% (i.e., effective rate is 5%).For the three months ended March 31, 2022 and 2023, Shenzhen Tianyuemeng, Yijia Network, and Qianhai Youshi and Shenzhen Yunao were eligible to employ this policy.

The approval, filing or other requirements of the CSRC, the CAC or other PRC government authorities may be required under PRC law in connection with our future offshore securities offering (including equity securities and debt securities), and, if required, we cannot predict whether or for how long we will be able to obtain such approval.

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Overseas Listing Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. According to the Overseas Listing Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; if a domestic company fails to complete the filing procedure or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

On the same day, the CSRC also held a press conference for the release of the Overseas Listing Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, clarifies that the domestic companies that have already been listed overseas on or before the effective date of the Overseas Listing Trial Measures (i.e. March 31, 2023) shall be deemed as existing issuers, or the Existing Issuers. Existing Issuers are not required to complete the filling procedures, and they shall be required to file with the CSRC when subsequent matters such as refinancing are involved.

According to the Overseas Listing Trial Measures, an overseas listed company shall file with the CSRC within three business days after the completion of its subsequent securities offering on the same market, and an overseas listed company shall file with the CSRC within three business days after its application of its offering and listing on a different market. If an overseas listed company purchase PRC domestic assets through a single or multiple acquisitions, share swaps, shares transfers or other means, and such purchase constitutes direct or indirect listing of PRC domestic assets, a filing with the CSRC is also required. In addition, an overseas listed company is required to report to the CSRC the occurrence of any of the following material events within three business days after the occurrence and announcement thereof: (i) a change of control of the listed company; (ii) the investigation, sanction or other measures undertaken by any foreign securities regulatory agencies or relevant competent authorities in respect of the listed company; (iii) a change of listing status or transfer of listing segment; and (iv) the voluntary or mandatory delisting of the listed company. If there is any material change of the principal business of the listed company after the overseas offering and listing so that the listed company is no longer required to file with the CSRC, it shall file a specific report and a legal opinion issued by a domestic law firm to the CSRC within three business days after the occurrence hereof.

If we fail to obtain the relevant approval or complete the filings and other relevant regulatory procedures of other PRC government authorities for our future follow on offerings, we may face adverse actions or sanctions, which may include fines and penalties on our operations in China, limitations on our operating privileges in China, delays in or restrictions on the repatriation of the proceeds from any such offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our subsidiaries in China, or other actions that could have a material and adverse effect on our business, reputation, financial condition, results of operations, prospects, as well as the trading price of the ordinary shares. The CSRC or other PRC authorities also may take actions requiring us, or making it advisable for us, to halt our offerings before settlement and delivery of the shares offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. Any uncertainties and/or negative publicity regarding such an approval or other requirements could have a material adverse effect on the trading price of the ordinary shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MicroCloud Hologram Inc. (REGISTRANT)

Dated: April 28, 2023	By:	/s/ Guohui Kang
Guohui Kang Chief Executive Officer
(Principal Executive Officer)

Dated: April 28, 2023	By:	/s/ Bei Zhen
Bei Zhen Chief Financial Officer
(Principal Financial and Accounting Officer)